Form 10-Q
period 1995-09-30
CENTER BANKS INC
filed 1995-11-14
CIK 829282

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended September 30, 1995
                                              ------------------

                         Commission File Number 0-18513
                                                -------
                           CENTER BANKS INCORPORATED
                           -------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                  16-1368745
                          --------                  ----------
            (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)         Identification No.)


                33 E. Genesee St., Skaneateles, New York, 13152
                -----------------------------------------------
               (Address of principal executive offices-Zip code)


        Registrant's telephone number, including area code 315-685-2265
                                                           ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


Yes   X   No
     ---     ----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                    Outstanding at November 9, 1995
        ------------------------------------------------------------------------
         Common Stock (par value $.01 per share)      930,079 Shares


PART I. FINANCIAL INFORMATION                                                           Page
-----------------------------                                                           ----

         Item 1.  Consolidated Financial Statements
         ------
                    1.  Consolidated Balance Sheets                                        4

                    2.  Consolidated Statements of Income                                  5

                    3.  Consolidated Statements of  Stockholders' Equity                   6

                    4.  Consolidated Statements of Cash Flows                              7

                    5.  Notes to Consolidated Financial Statements                         8

         Item 2.    Management's Discussion and Analysis of Financial Condition
         -------
                   and Results of Operations                                              10


PART II.  OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                                       17
         -------

         Item 2.  Changes in Securities                                                   17
         -------

         Item 3.  Defaults Upon Senior Securities                                         17
         -------

         Item 4.  Submission of Matters to a Vote of Security Holders                     17
         -------

         Item 5.  Other Information                                                       17
         -------

         Item 6.  Exhibits and Reports on Form 8-K                                        17
         -------


SIGNATURES                                                                                18
----------

CENTER BANKS INCORPORATED
CONSOLIDATED BALANCE SHEETS
                                                                                     September 30,         December 31,
ASSETS                                                                                    1995                 1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands, Except Share Data)
Cash and due from banks                                                                 $1,072               $2,143
Federal funds sold                                                                       1,300                1,200
Securities available for sale                                                            6,047               17,276
Securities held to maturity, fair value of
  $18,900 in 1995 and $4,479 in 1994                                                    18,552                4,595
Federal Home Loan Bank stock, at cost                                                    1,303                1,200
Mortgage loans receivable                                                              143,164              138,579
Other loans receivable                                                                  28,119               28,430
-----------------------------------------------------------------------------------------------------------------------
                                                                                       171,283              167,009
Less:Unearned discount and net deferred fees                                              (25)                   48
        Allowance for loan losses                                                        3,004                3,040
-----------------------------------------------------------------------------------------------------------------------
           Loans receivable, net                                                       168,304              163,921
Premises and equipment, net                                                              5,995                5,606
Real estate owned, net                                                                     975                  984
Accrued interest receivable                                                              1,318                1,161
Other assets                                                                             2,026                  773
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $206,892             $198,859
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Liabilities:
   Interest bearing deposits                                                           166,836              161,154
   Demand deposits                                                                       9,633                7,645
-----------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                  176,469              168,799
   Advance payments by borrowers for property
      taxes and insurance                                                                1,071                1,897
   Borrowings                                                                           14,402               13,984
   Accrued expenses and other liabilities                                                  441                  388
-----------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                          192,383              185,068
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                                                 0                    0
   Common stock, par value $.01 per share,
      authorized 2,500,000 shares, 1,030,863 and
      1,028,444 shares issued in 1995 and 1994, respectively                                10                   10
   Additional paid-in capital                                                            9,497                9,475
   Retained earnings                                                                     5,792                5,206
   Net unrealized holding loss on securities, net of tax effect                              0                    0
    of $51,000 and $141,000 in 1995 and 1994, respectively.                                (77)                (187)
   Treasury stock, at cost (102,700 shares)                                               (713)                (713)
-----------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                  14,509               13,791
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $206,892             $198,859
=======================================================================================================================
See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
                                                                Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                                    1995             1994             1995              1994
----------------------------------------------------------------------------------------------------------------------------
                                                                          (In Thousands, Except Per Share Data)
Interest income:
   Mortgage loans                                                 $2,838           $2,269           $8,365            $6,513
   Other loans                                                       710              619            2,119             1,792
   Securities                                                        441              359            1,232             1,105
   Federal funds sold                                                 60                0              143                 0
----------------------------------------------------------------------------------------------------------------------------
           Total interest income                                   4,049            3,247           11,859             9,410
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                        2,004            1,373            5,650             3,956
   Borrowings                                                        238              198              735               590
            Total interest expense                                 2,242            1,571            6,385             4,546

            Net interest income                                    1,807            1,676            5,474             4,864
Provision for loan losses                                             30               90              210               270
----------------------------------------------------------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                                     1,777            1,586            5,264             4,594
----------------------------------------------------------------------------------------------------------------------------
Other operating income :
   Net gain  (loss) on redemption of securities                      (83)               7              (99)                7
   Net gain (loss) on sale of loans                                    4                4                9                (7)
   Other income                                                      184              133              487               385
----------------------------------------------------------------------------------------------------------------------------
          Total other operating income                               105              144              397               385
----------------------------------------------------------------------------------------------------------------------------
                                                                   1,882            1,730            5,661             4,979
----------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                                    678              585            2,032             1,678
   Building, occupancy and equipment                                 292              181              806               537
   Real estate owned, net                                            156              107              269               254
   Other                                                             467              544            1,597             1,576
----------------------------------------------------------------------------------------------------------------------------
            Total other operating expenses                         1,593            1,417            4,704             4,045
----------------------------------------------------------------------------------------------------------------------------
            Income before income taxes                               289              313              957               934
Income tax                                                            71               49              242               165
            Net income                                              $218             $264             $715              $769
----------------------------------------------------------------------------------------------------------------------------
Net income per common share                                        $0.23            $0.29            $0.77             $0.83
----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares                                   927,798          925,279          926,659           924,917
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                       Net
                                                                                    unrealized
                                                         Additional                  holding
                                               Common     paid-in-     Retained   gain (loss) on    Treasury    Loan to
                                               stock       capital     earnings     securities       stock         ESOP       Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                        $10       $9,468      $4,335           $215      ($713)       ($29)     $13,286

Net income                                            0            0         769              0          0           0          769

Sale of 700 shares under option                       0            4           0              0          0           0            4

Cash dividend declared on
Common stock ($.08 per share)                         0            0       (111)              0          0           0         (111)

Net unrealized holding
 loss on securities,
 net of tax effect of $237,000                        0            0           0           (314)         0           0         (314)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                       $10       $9,472      $4,993           ($99)      ($713)      ($29)     $13,634
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                        $10       $9,475      $5,206          ($187)      ($713)        $0      $13,791

Net income                                            0            0         715              0           0          0          715

Sale of 1,945 shares under option                     0           15           0              0           0          0           15

Issuance of 474 shares of stock under
1995 Non-employee
Director's Stock Plan                                 0            7           0              0           0          0            7

Cash dividend declared on
Common stock ($.14 per share)                         0            0       (129)              0           0          0         (129)

Net unrealized holding
 gain on securities,
 net of tax effect of $73,000                         0            0           0            110           0          0          110
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                       $10       $9,497      $5,792           ($77)      ($713)        $0      $14,509
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        Nine months ended September 30,
                                                                                               1995                  1994
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (In Thousands)
Cash flows from operating activities:
  Interest received                                                                         $11,660                $9,458
  Fees and service charges received                                                             717                   836
  Interest paid                                                                              (6,385)               (4,514)
  Cash paid to employees and suppliers                                                       (4,651)               (4,454)
  Income taxes paid                                                                            (266)                 (465)
  Originations of loans held for sale                                                          (935)               (2,576)
  Proceeds from sales of loans held for sale                                                    876                 2,900
  Proceeds from sale of real estate owned                                                       130                   417
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     1,146                 1,602
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities and redemptions of securities                                      7,538                 1,590
  Proceeds from sales of securities                                                               0                 3,053
  Purchase of Federal Home Loan Bank stock                                                     (103)                 (140)
  Purchase of securities                                                                    (10,959)               (3,538)
  Principal collected on asset-backed securities                                                916                 1,876
  Net increase in loans made to customers                                                    (4,810)              (14,928)
  Purchase of property and equipment, net                                                      (797)                 (389)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (8,215)              (12,476)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in time certificates                                                          13,925                 5,275
  Net increase (decrease) in other deposits                                                  (7,081)                  702
  Increase in overnight borrowings                                                              433                 4,775
  Net decrease in long-term borrowings                                                           (15)                  (60)
  Proceeds from issuance of stock pursuant to stock plan's                                       22                     4
  Dividends paid                                                                               (129)                  (74)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     7,155                10,622
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                        86                  (252)
Reclassification of balance due from Nationar to other assets                                (1,057)                    0
Cash and cash equivalents at beginning of period                                              3,343                 1,120
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $2,372                  $868
----------------------------------------------------------------------------------------------------------------------------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                                   $715                  $769
  Adjustments:
    Depreciation and amortization                                                               417                   272
    Provision for loan losses                                                                   210                   270
    Provision for losses on real estate owned                                                   240                   140
    Decrease (increase) in loans held for sale, net                                             (68)                  324
    Net amortization (accretion) of deferred expenses and premiums                              (48)                   31
    Proceeds from sale of real estate owned                                                     130                   417
    Net loss (gain) on sales and redemptions of securities                                       99                    (7)
    Net gain on sales of property and equipment                                                 (11)                   (1)
    Decrease (increase) in interest receivable                                                 (157)                   18
    Increase in other assets                                                                   (202)                 (379)
    Decrease in accrued expenses                                                                (28)                  (93)
    Other, net                                                                                 (151)                 (159)
----------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                         431                   833
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    $1,146                $1,602
----------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing activities:
   Transfer of securities available for sale to securities held to maturity                  $8,334                    $0
   Mortgage loans foreclosed and transferred to real estate owned                              $358                   $92
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                           Center Banks Incorporated
                   Notes to Consolidated Financial Statements

1.       Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Center Banks Incorporated (the "Company") and its wholly-owned subsidiary, Skaneateles Savings Bank (the "Bank"). All significant intercompany balances and transactions are eliminated in consolidation.

         The data in the consolidated balance sheet for December 31, 1994 was derived from the Company's 1994 Annual Report to Stockholders. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, statements of stockholders' equity and cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1994 Annual Report to Stockholders.

2.       Capital Stock
         -------------
         The Company has 500,000 shares of preferred stock, par value $.01 per share, authorized; none have been issued. The Company has 2,500,000 shares of common stock, par value $.01 per share, authorized; 1,032,779 shares are issued as of November 9, 1995, of which 102,700 shares are held as treasury stock.

3.       Securities
         ----------
         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115). Under Statement 115, debt and equity securities are classified in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those debt securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available-for-sale. The Company currently classifies all securities either as held to maturity or available for sale.

         Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-for-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

         A  decline  in  the   market   value  of  any   available-for-sale   or
         held-to-maturity   security  below  cost  that  is  deemed  other  than
         temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment of yield using the effective interest method. Interest income is recognized when earned. Purchases and sales are recorded on a trade date basis with settlement occurring shortly thereafter. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

         On January 1, 1995 the Company reclassified its entire portfolio of mortgage-backed securities from available for sale to held to maturity, at the securities' fair value of $8.3 million. The change reflects management's intention to hold the securities to maturity and will shield equity from future volatility in the fair value of the securities due to changes in market rates.

4.       Loans Receivable and Loan Fees
         ------------------------------
         Loans receivable are reported at the principal amount outstanding, net of unearned discount, net deferred fees and an allowance for loan losses. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition precludes accrual. Generally, interest income is not recognized on loans which are delinquent over 90 days.

         Net loan fees and costs are capitalized as an adjustment of loan principal and amortized over the life of the related loan as an adjustment of yield using the interest method.

         The Financial Accounting Standards Board issued Statement 114 Accounting by Creditors for Impairment of a Loan as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income and Disclosure. These statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.

         As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements. As of January 1, 1995, all of the Company's in-substance foreclosed assets were reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, all amounts related to in-substance foreclosures have also been reclassified. These reclassifications did not materially impact the Company's consolidated financial condition or results of operations.

         As a result of the adoption of SFAS No. 114, the allowance for possible loan losses related to impaired loans that are identified for evaluation in accordance with SFAS No. 114 is based on the present value of expected cash flows discounted at the loan's initial effective interest rate, except that as a practical expedient, impairment may be measured at the loan's observable market price, or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans. Prior to the adoption of SFAS No. 114 and 118, the allowance for possible loan losses related to these loans was based on estimated undiscounted cash flows or the fair value of the collateral, less estimated costs to sell for collateral dependent loans.

         Prior to the adoption of SFAS No. 114, other real estate owned included both formally foreclosed and in-substance foreclosed real properties. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114 and SFAS No. 118, in-substance foreclosed properties included those properties where the borrower had little or no remaining equity in the property considering its fair value; where repayment was only expected to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

         Cash receipts on impaired loans are generally recorded as principal or interest according to the terms of the loan agreement.

         At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $3,837,000. Included in this amount is $3,318,000 of impaired loans for which the related allowance for credit losses is $1,137,000. In addition, included in the total impaired loans at September 30, 1995 is $519,000 of impaired loans that do not have an allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during the three months and nine months ended September 30, 1995 was approximately $3,951,000 and $3,810,000, respectively.

         For the three months and nine months ended September 30, 1995 the Company recognized interest income of $83,000 and $208,000, respectively on those impaired loans.

5.       Per Common Share Data
         ---------------------
         Per common share data is computed based upon the weighted average number of shares.

6.       Reclassifications
         -----------------
         Certain reclassifications have been made to prior period amounts for consistency in reporting.

7.       Opinion of Management
         ---------------------
         The interim financial statements of the Company included in this Report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition of the Company. All adjustments made to the interim financial statements were of a normal recurring nature.


         Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 & Results of Operations
                 -----------------------

General
-------
The Company is a bank holding company registered under the Bank Holding Company Act of 1956. The results of the Company are largely dependent upon the results of the Bank, its sole subsidiary.

                      Changes in Financial Condition from
                      -----------------------------------
                    December 31, 1994 to September 30, 1995
                    ---------------------------------------

Assets
------
Total assets of the Company were $206.9 million at September 30, 1995, an increase of $8.0 million or 4.0% from December 31, 1994. Net loans receivable increased $4.4 million, investment securities were up $2.7 million and other assets increased $1.2 million.

Loans
-----
Net loans receivable increased $4.4 million during the first nine months of 1995 to $168.3 million. Total loan originations were $21.3 million for the nine months ended September 30, 1995, of which 59.2% were residential mortgages, 22% were commercial loans and mortgages and 18.8% were consumer loans. Loan originations dropped 34.1% compared with the year ago period due primarily to the sharply rising rate environment in 1994, which slowed housing starts and home sales late in 1994 and into 1995. Mortgage refinancings are also down substantially, following record levels of refinancings in 1993 and early 1994. As a result, residential loan originations in the first nine months of 1995 totaled $12.6 million, down 50% from the year earlier period. Lending activity recovered in the second and third quarters of 1995 in response to a decrease in interest rates during this period. Mortgage and commercial loan applications in process totaled $6.9 million at September 30, 1995, up from $3.1 million at March 31, 1995.

The allowance for loan losses was $3,004,000 at September 30, 1995, which is a $36,000 decrease from the balance at December 31, 1994. The provision for loan losses was $30,000 and $210,000 for the three months and nine months ended September 30, 1995, respectively, compared with $90,000 and $270,000 for the same periods in 1994. The Company reduced its provision for loan losses reflecting the continuing improvement in the quality of its loan portfolio.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                            September 30,                               December 31,
                                      ----------------------         ---------------------------------------------
                                      1995              1994              1994              1993              1992
                                      ----------  ----------         -------------   ----------------   ----------
                                                                     (In Thousands)

Beginning Balance                        $3,040       $2,938            $2,938            $2,847            $4,019

Provision                                   210          270               360               600               455

Charge-offs
-----------
     Residential mortgages                    0          (18)              (18)                0                 0
     Commercial mortgages                  (217)           0                 0              (237)             (522)
     Business                              (127)        (263)             (331)             (428)           (1,145)
     Other consumer                          (9)         (17)              (17)              (64)              (30)
-------------------------------------------------------------------------------------------------------------------
                                           (353)        (298)             (366)             (729)           (1,697)
-------------------------------------------------------------------------------------------------------------------

Recoveries
----------
     Commercial mortgages                    11            0                 0                 4                 0
     Business                                92           39                96               203                60
     Other consumer                           4            9                12                13                10
------------------------------------------------------------------------------------------------------------------
                                            107           48               108               220                70
------------------------------------------------------------------------------------------------------------------
Net Charge-offs                            (246)        (250)             (258)             (509)           (1,627)
-------------------------------------------------------------------------------------------------------------------

Ending Balance                           $3,004       $2,958            $3,040            $2,938            $2,847
------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs
  to average loans outstanding            0.15%        0.16%             0.17%             0.41%             1.43%
------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, non-accrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                 September 30,                          December 31,
                                                 -------------    -------------------------------------------------------
                                                     1995         1994         1993         1992        1991         1990
                                                 ------------------------------------------------------------------------
                                                                               (In Thousands)
Nonaccruing loans
     Residential real estate mortgages                $298        $317         $291         $582        $686         $352
     Commercial (1)                                  1,574       2,894        2,716        2,135       4,271        3,334
     Consumer                                           53          40           10           63          22          216
-------------------------------------------------------------------------------------------------------------------------
Total                                               $1,925      $3,251       $3,017       $2,780      $4,979       $3,902
-------------------------------------------------------------------------------------------------------------------------
Other loans past due 90 days or more
and still accruing:
     Consumer (2)                                       $9          $0          $12          $16         $25          $40
     Commercial (1)                                    322         447            0            0           0            0
     Lease loans                                         0           0            0            0          52            0
-------------------------------------------------------------------------------------------------------------------------
Total                                                 $331        $447          $12          $16         $77          $40
-------------------------------------------------------------------------------------------------------------------------

Restructured loans, not included above               1,125         932        1,006          901         114          392
-------------------------------------------------------------------------------------------------------------------------

Real estate owned                                      975         984        1,572        1,343       1,671        1,617
-------------------------------------------------------------------------------------------------------------------------

Total assets containing specific risk elements      $4,356      $5,614       $5,607       $5,040      $6,841       $5,951
-------------------------------------------------------------------------------------------------------------------------
Ratio of total loans past due
90 days or more to gross loans                       1.32%       2.05%        1.95%        2.27%       4.36%        2.66%
-------------------------------------------------------------------------------------------------------------------------
Ratio of assets containing specific
risk elements to total assets                        2.11%       2.82%        3.21%        2.98%       3.74%        2.76%
-------------------------------------------------------------------------------------------------------------------------
(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student
Loans.

Nonperforming loans were $1,925,000 or 1.12% of total loans at September 30, 1995, compared with $3,251,000 or 1.95% at December 31, 1994. Nonperforming commercial loans, which accounted for 81.8% of nonperforming loans at September 30, 1995, decreased by $1.0 million or 39.8%, primarily due to the restructuring of one commercial loan in February 1995. The restructured terms of this loan call for interest only payments monthly at 2% over the Bank's prime rate, with the full principal balance due in December 1995. The Company is currently negotiating a repayment plan and expects this loan will be renewed and its maturity date extended. This loan is considered to be impaired at September 30, 1995 and an allowance for this loan has been established pursuant to SFAS No.
114. The allowance for loan losses covered 156% of nonperforming loans at September 30, 1995, compared with coverage of 94% at December 31 1994.

Potential problem loans at September 30, 1995 amounted to $3,057,000. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrowers inability to comply with the present loan repayment terms. Of the $3,057,000 in potential problem loans, loans totaling $2,789,000 are considered impaired under SFAS No. 114. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Real Estate Owned
-----------------
Real estate owned, net (REO) totaled $975,000 at September 30, 1995 and is comprised primarily of non-residential real estate. Two properties totaling $544,000 are under contract to sell and are expected to close by November 30, 1995.

The Company maintains an allowance for possible losses on REO, which was $49,000 at September 30, 1995. Provisions of $150,000 and $240,000,
respectively, were recorded in the three months and nine months ended September 30, 1995, compared with $45,000 and $140,000 for the same periods in 1994.
Writedowns of $229,000 were recorded in the third quarter of 1995 to better position the Company to liquidate the properties in a weak real estate market. All the Company's properties have been written down during the third quarter to their currently estimated net realizable value. Future writedowns may be necessary if the value of these properties decline due to factors outside the control of the Company, such as adverse market conditions or a lack of buyer interest.

The activity in the allowance for losses on real estate owned for the nine months ended September 30 is summarized as follows:

---------------------------------------------------------------------------------------------
                                                                 1995             1994
---------------------------------------------------------------------------------------------
                                                                       (In Thousands)
Balance at January 1                                              $38             $253
Provision charged to operations                                   240              140
Writedowns                                                       (229)            (365)
---------------------------------------------------------------------------------------------
Balance at September 30                                           $49              $28
---------------------------------------------------------------------------------------------

Other Assets
------------
Other assets totaled $2.0 million at September 30, 1995, an increase of $1.2 million or 162% from December 31, 1994. The Company reclassified $1.7 million of cash balances due from Nationar to other assets at June 30, 1995. Nationar, which provided item processing and check clearing services for the Bank, was seized by the New York State Banking Department (the Department) on February 6, 1995 due to liquidity problems. The Department froze all assets of Nationar and a liquidation of Nationar is in process. In July 1995 the Department released to the Bank $618,000 of its funds on deposit with Nationar. Under the provisions of the Banking Law of the State of New York, there may be certain preferences that might affect the percentage recovery of any particular institution. Management is taking all steps necessary to recover the amounts owed the Bank by Nationar. In July, 1995 the Bank filed a claim on the estate of Nationar for the remaining balance owed the Bank of $1.1 million. The seizure of Nationar has not had a significant impact on the Bank's liquidity or its day-to-day operations.

Deposits
--------
Total deposits (including advance payments by borrowers for property taxes and insurance) increased $6.8 million or 4.0% in the first 9 months of 1995, to reach $177.5 million at September 30, 1995. During the third quarter, deposits decreased $3.0 million, reversing increases in the first two quarters of 1995 totaling $9.8 million. Disbursements of escrowed funds for payments of property taxes and insurance accounted for $1 million of the decrease during the third quarter. Interest bearing accounts decreased $3.4 million during the third quarter due primarily to an overall decrease in market interest rates. During the first two quarters of 1995 while market interest rates were rising, the Company experienced a $9.1 million increase in interest bearing deposits.

The Company's mix of deposits was 56.2% in time accounts and 43.2% in transaction accounts (savings, demand, money market accounts) at September 30, 1995. This is a change in deposit mix from the end of 1994 when 48.3% were in time accounts and 50.3% were in transaction accounts. Transaction accounts decreased $6.0 million in the first nine months of 1995, mostly in the first half of the year, due in large part to the movement of rate sensitive savings and money market accounts to higher yielding time accounts and other alternative investments. This movement of funds has slowed in the third quarter due in part to lower interest rates.

The Company is currently developing a marketing program, which will include new product offerings, that will be designed to attract and retain transaction accounts, especially consumer demand accounts. Increased transaction accounts will provide the Company with a low cost, stable source of funds for future asset growth. Transaction accounts are historically more stable and less sensitive to changes in interest rates than time deposits and provide the Company a greater opportunity to cross-sell other products and services, such as direct deposit, ATM cards, and consumer loans. The Company expects to implement this program late in the first quarter of 1996.

Stockholders' Equity
--------------------
Stockholders' equity at September 30, 1995 was $14.5 million, or $15.63 per share, compared with $13.8 million or $14.90 per share at December 31, 1994. At September 30, 1995, the Company's leverage capital ratio was 7.04% and its risk-based capital ratio was 12.41%. Both capital measurements were in excess of regulatory requirements.

The Company declared a dividend of $.05 per share during the third quarter, payable on November 14, 1995 to shareholders of record on October 31.


                    Comparison of the Results of Operations
                    ---------------------------------------

General
-------
Net income was $218,000 or $.23 per share for the third quarter of 1995, compared with $264,000 or $.29 per share for the same period in 1994. Net income was $715,000 or $.77 per share and $769,000 or $.83 per share for the nine months ended September 30, 1995 and 1994, respectively. The third quarter results for 1995 include charges for losses on foreclosed real estate totaling $150,000 and a one-time charge of $83,000 to write off the Bank's investment in Nationar, a correspondent bank that was seized by the New York State Banking Department earlier this year. Partially offsetting these charges was a $109,000 one-time refund from the Federal Deposit Insurance Corporation (FDIC) resulting from the re-capitalization of the Bank Insurance Fund. The Bank's FDIC insurance assessment was reduced to $.04 per $100 of insured deposits, from $.23 per $100 retroactive to June 1, 1995. Based on the Bank's total deposits at September 30, 1995, annual savings from this lower assessment will be approximately $332,000 before taxes.


Net Interest Income
-------------------
Net interest income is affected by the difference between the yield earned on interest earning assets and rates paid on interest bearing deposits and borrowings. The relative amounts of interest earning assets, interest bearing deposits, and borrowings also impact net interest income levels.

The following table sets forth, for the nine months ended September 30, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) net yield on interest-earning assets; and (vii) ratio of interest-earning assets to interest-bearing liabilities. No tax equivalent adjustments were made.

                                                 1995                                   1994
                                    ---------------------------------      ---------------------------------
                                    Average                   Yield/       Average                   Yield/
                                    Balance    Interest        Rate        Balance      Interest        Rate
                                    ---------------------------------      ---------------------------------
                                                            (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                   $141,215      $8,364        7.89%       $122,057      $6,513        7.12%
  Other loans                        27,564       2,120       10.28          28,513       1,792        8.40
-------------------------------------------------------------------------------------------------------------
Total loans                         168,779      10,484        6.21         150,570       8,305        5.52
-------------------------------------------------------------------------------------------------------------
  Securities                         24,474       1,234        6.74          23,013       1,105        6.42
  Federal funds sold                  3,094         141        6.09               0           0
-------------------------------------------------------------------------------------------------------------
Total interest-earning assets       196,348      11,859        8.08         173,583       9,410        7.25
-------------------------------------------------------------------------------------------------------------
Non-interest earning assets          10,095           0                       6,239           0
-------------------------------------------------------------------------------------------------------------
Total assets                       $206,443     $11,859                    $179,822      $9,410
-------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts      $33,656        $706        2.81%        $37,756        $725        2.57%
     Time certificates               96,896       4,112        5.67          68,662       2,445        4.76
     Money market accounts           23,535         585        3.32          28,272         585        2.77
     Now and escrow accounts         14,525         247        2.27          12,312         201        2.18
-------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits   168,613       5,650        3.35         147,001       3,956        2.69
-------------------------------------------------------------------------------------------------------------
  Borrowings                         14,711         735        6.68          12,807         590        6.16
Total interest-bearing              183,324       6,385        4.66         159,808       4,546        3.80
liabilities
Non-interest-bearing deposits         8,116           0                       5,884           0
Non-interest-bearing liabilities        590           0                         728           0
-------------------------------------------------------------------------------------------------------------
Total liabilities                   192,030       6,385                     166,420       4,546
Stockholders' equity                 14,413           0                      13,402           0
-------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity             $206,443      $6,385                    $179,822      $4,546
-------------------------------------------------------------------------------------------------------------
Net interest income/
  interest rate spread                           $5,474        3.42%                     $4,864        3.44%
-------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning
  assets                            $13,024                    3.72%        $13,775                    3.74%
-------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.07%                                   1.09%
-------------------------------------------------------------------------------------------------------------

Net interest income was $1,807,000 and $5,474,000 for the three months and nine months ended September 30, 1995, respectively, compared with $1,676,000 and $4,864,000 for the same periods in 1994. The increase resulted primarily from loan growth, partially offset by lower net interest margin. Total loans outstanding at the end of the third quarter were $171.2 million, up 8.7% from $157.5 million as of September 30, 1994. The Company's net interest margin was 3.62% in the third quarter, down from 3.82% in the year ago quarter. Net interest margin was 3.72% for the nine months ended September 30, 1995, down slightly from 3.74% in the year ago period. Much of the contraction in the Company's net interest margin over the past twelve months occurred during the second quarter of 1995, with the margin shrinking by 22 basis points. A higher costs of funds due to rising rates in the first quarter of 1995 was exacerbated by a drop in the prime rate in the second quarter, which is the index used for many adjustable commercial and consumer loans. Relatively stable interest rates during the third quarter helped to limit the reduction in margin during the quarter to only 4 basis points.

Other Operating Income
----------------------
Total other operating income was $105,000 and $397,000 for the three months and nine months ended September 30, 1995, respectively, compared with $144,000 and $385,000 for the same periods in 1994. Writeoffs of the Bank's investment in Nationar reduced other operating income by $83,000 and $99,000, respectively in the three months and nine months ended September 30, 1995. Excluding these writeoffs, other operating income increased 30.6% and 28.8%, respectively, resulting primarily from fee income generated by the Bank's new branches.

Other Operating Expenses
------------------------
Total other operating expenses were $1.6 million and $4.7 million for the three months and nine months ended September 30, 1995, respectively, compared with $1.4 million and $4.0 million for the same periods in 1994. Most of the increase is due to the cost of staffing and operating the Bank's four new branches, and to higher depreciation expense on new computer equipment purchased in 1994. Also contributing to the increase in third quarter expenses is a $49,000 increase in real estate owned expense.

Income Taxes
------------
Tax expense of $71,000 and $242,000 was recorded for the three months and nine months ended September 30, 1995 compared with $49,000 and $165,000 for the same periods in 1994.

PART II.  OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings
         -------  Not applicable

         Item 2.  Changes in Securities
         -------  Not applicable

         Item 3.  Defaults Upon Senior Securities
         -------  Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders ------- Not applicable

         Item 5.  Other Information
         -------  Not applicable

         Item 6.  Exhibits and Reports on Form 8-K
         -------  a.  Not applicable
                  b.  Not applicable

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CENTER BANKS INCORPORATED
                           -------------------------
                                  (Registrant)





By:  /s/John P. Driscoll                               Date: November 10, 1995
     ----------------                                        -----------------
     John P. Driscoll
     Chairman, President and Chief
     Executive Officer


By:  /s/J. Daniel Mohr                                 Date: November 10, 1995
     --------------                                          -----------------
     J. Daniel Mohr
     Chief Financial Officer
     and Treasurer