Form 10-Q/A
period 1995-09-30
CENTER BANKS INC
filed 1996-01-03
CIK 829282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1995


                         Commission File Number 0-18513

                           CENTER BANKS INCORPORATED
             (Exact name of registrant as specified in its charter)


                             Delaware 16-1368745
               (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification No.)


                33 E. Genesee St., Skaneateles, New York, 13152
               (Address of principal executive offices-Zip code)


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

                   Class Outstanding at December 20, 1995
          Common Stock (par value $.01 per share) 930,919 Shares

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CENTER BANKS INCORPORATED
                                  (Registrant)





By:  /s/ John P. Driscoll                                Date: December 20, 1995
     -----------------------------
     John P. Driscoll
     Chairman, President and Chief
     Executive Officer


By:  /s/ J. Daniel Mohr                                  Date: December 20, 1995
     -----------------------------
     J. Daniel Mohr
     Chief Financial Officer
     and Treasurer

                               INDEX TO EXHIBITS

Exhibit No.

27.1     Financial Data Schedule