Form 10-K
period 1995-12-31
CENTER BANKS INC
filed 1996-04-01
CIK 829282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                                            -----------------

[   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 0-18513

                           CENTER BANKS INCORPORATED
                           -------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                           16-1368745
                 --------                           -----------
              (State of incorporation)            (I.R.S. Employer
                                             Identification Number)

               33 E. Genesee St. Skaneateles, New York, 13152-0460
               ---------------------------------------------------
                (Address of principal executive office-Zip Code)

       Registrant's Telephone Number including Area Code: (315) 685-2265

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.01
                         -----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to
this Form 10-K. [    ]

As of March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,289,000.

As of March 15, 1996, 1,034,509 shares of registrant's common stock were outstanding, including 102,700 shares in the treasury.


                      DOCUMENTS INCORPORATED BY REFERENCE

                   Document                             Part of 10-K into which incorporated
                   --------                             ------------------------------------
Portions of the Annual Report to Shareholders
for the year ended December 31, 1995                         Parts II and IV

Portions of the Proxy Statement  for Annual Meeting
of Shareholders to be held April 16, 1996                           Part III

Form 8-K Current Report dated February 20, 1996                     Part IV

                               TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 1995
                           CENTER BANKS INCORPORATED


                                                                                                                         Page
                                                                                                                         ----
PART I.
      Item 1.      Business ................................................................................................1
      Item 2.      Properties .............................................................................................19
      Item 3.      Legal Proceedings ......................................................................................19
      Item 4.      Submission Of Matters To A Vote Of Security Holders ....................................................19

PART II.
      Item 5.      Market For The Registrant's Common Stock And Related Security Holder Matters ...........................20
      Item 6.      Selected Financial Data ................................................................................20
      Item 7.      Management's Discussion And Analysis Of Financial Condition
                         And Results Of Operations ........................................................................20
      Item 8.      Financial Statements And Supplementary Data ............................................................20
      Item 9.      Changes In And Disagreements With Accountants On Accounting
                         And Financial Disclosure .........................................................................20

PART III.
      Item 10.     Directors And Executive Officers Of The Registrant .....................................................21
      Item 11.     Executive Compensation .................................................................................21
      Item 12.     Security Ownership Of Certain Beneficial Owners And Management .........................................21
      Item 13.     Certain Relationships and Related Transactions .........................................................21
      Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................................21


PART I.

       BUSINESS
                                    GENERAL

       Center Banks Incorporated ("Center Banks" or the "Company") is a Delaware-chartered bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the primary business of which is the ownership and operation of its sole subsidiary, Skaneateles Savings Bank ("Skaneateles" or the "Bank"). Skaneateles is a New York-chartered stock savings bank headquartered in the Village of Skaneateles, Onondaga County, New York. Deposit accounts of the Bank are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"). In continuous operation since 1866, the Bank conducts business from seven full-service banking offices located in Onondaga and Oswego counties of New York State. Historically, Skaneateles has been engaged in the business of attracting deposits from the general public and earning income on those funds through various lending and investment activities. The Bank operated as a single office savings bank in Skaneateles, New York until 1967 when it opened its first branch office in Camillus, a suburb of Syracuse. During 1988, the Bank opened an office in downtown Syracuse. In December 1994 the Bank purchased a second branch in Syracuse. The Bank opened three in-store branches in newly constructed or renovated supermarkets in Onondaga and Oswego counties during the fourth quarter of 1994 and first four months of 1995, bringing the total number of branches to seven. The in-store branches provide all the same products and services as the Bank's traditional branches, with the exception of safe deposit boxes.

       As previously reported on Form 8-K Current Report dated February 20, 1996, on February 6, 1996, the Company and the Bank entered into a certain Purchase and Assumption Agreement (the "Agreement") with Cicero Bank, a New York State chartered commercial bank ("Cicero"), pursuant to which Skaneateles will acquire substantially all of Cicero's assets and assume substantially all of Cicero's deposit liabilities, subject to regulatory approvals and the favorable vote of Cicero's shareholders. Assets to be acquired include Cicero's sole banking branch and the improvements and equipment located therein, and Cicero's loan portfolio. All assets will be valued at their book value as of the last day of the month preceding the closing of the transactions contemplated by the Agreement, net of loan loss reserves of $569,000. At December 31, 1995, Cicero had total loans of approximately $15,706,000, net of a loan loss reserve of approximately $217,000. The book value of the other assets to be acquired was approximately $661,000 at December 31, 1995. Skaneateles will pay the purchase price for the assets by assumption of Cicero's deposit liabilities and certain specified contractual obligations, such as safe deposit box contracts and miscellaneous lease obligations, entered into by Cicero in the ordinary course of its business, valued at their book value as of the last day of the month preceding the closing. At December 31, 1995, Cicero's deposit liabilities were approximately $21,319,000. All of the above financial information for Cicero is unaudited. The parties intend that the value of the liabilities assumed by Skaneateles will equal the value of the assets being acquired. Under the Agreement, to the extent that the liabilities being assumed by Skaneateles exceed the book value of the assets being acquired, Cicero will, at the closing, make a payment to Skaneateles in the form of cash or assignment of marketable securities having a value equal to the amount of the shortfall. The Agreement provides for a post-closing verification of this amount. The Agreement contains customary representations, warranties and covenants by Cicero with respect to its business and the assets being acquired and liabilities being assumed by Skaneateles. Closing of the transactions contemplated by the Agreement is subject to several conditions, primarily receipt of regulatory approvals and the favorable vote of Cicero's shareholders holding two-thirds of Cicero's outstanding common stock.
Directors and officers of Cicero, who together with certain of their affiliates hold approximately 50% of Cicero's outstanding common stock, have committed to Registrant to vote their respective shares in favor of the transaction. The Company anticipates closing to occur in June 1996.

       Following the closing, the Company intends to conduct its banking business through Skaneateles at the location acquired, and Cicero intends to dissolve and liquidate. At the closing, Cicero will deposit into escrow for the benefit of Registrant and Skaneateles the sum of $225,000 as security for any damages they may incur as a result of Cicero's breach of any representation, warranty or obligation on its part contained in the Agreement, such escrow to exist for one year after the closing or until any disputes between the parties are resolved.

       The Company's financial performance depends primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, primarily loans, investments and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The relative amounts of interest-earning assets, deposits and borrowings also impact net interest income. The Company's financial performance is also affected by the establishment of provisions for loan losses and the level of its other income, including fees on loans sold, deposit service charges, the results of foreclosed real estate activities, gains or losses from the sale of loans as well as its other operating expenses and income tax provisions. The Company's financial performance has historically been affected by local economics and competitive conditions, primarily in the market area of Metropolitan Syracuse. Changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities all have an impact on the Company's financial performance.


                         INTEREST SENSITIVITY ANALYSIS

       The following table sets forth, as of December 31, 1995, information regarding the interest-sensitive assets and liabilities of the Company.

                                                Over 3       Over 1      Over 5
                                    0 to 3       to 12        to 5        to 10       Over 10
                                    Months      Months        Years       Years        Years            Total
- ------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold              $    3,400           0           0           0             0            3,400
  Securities                           2,376       7,782       8,438       1,310         1,350           21,256
  Federal Home Loan Bank stock         1,303           0           0           0             0            1,303
  Mortgage loans                      19,057      51,363      36,427      23,688        13,634          144,169
  Consumer loans                      10,438       1,051       4,286       1,118           319           17,212
  Commercial loans                    10,184           0           0           0             0           10,184
- ------------------------------------------------------------------------------------------------------------------
Total                                 46,758      60,196      49,151      26,116        15,303          197,524
- ------------------------------------------------------------------------------------------------------------------
Interest-bearing
liabilities:
  Deposits:
     Savings and club accounts(1)      3,302       9,906      13,203       6,605             0           33,016
     Time certificates                18,147      32,715      43,044       5,568             0           99,474
     Money market accounts            21,448           0           0           0             0           21,448
     Now and escrow accounts(1)          699       2,285       9,118       3,152             0           15,254
  Borrowings                           1,651       1,000       8,020       2,365         1,350           14,386
- ----------------------------------------------------------------------------------------------------------------
Total                                 45,247      45,906      73,385      17,690         1,350          183,578
- ----------------------------------------------------------------------------------------------------------------
Gap                               $    1,511      14,290     (24,234)      8,426        13,953           13,946
- ----------------------------------------------------------------------------------------------------------------
Cumulative gap                    $    1,511      15,801      (8,433)         (7)       13,946
- ----------------------------------------------------------------------------------------------------------------
Cumulative gap as a
     percentage of
     interest-earning
     assets                             0.76%       8.00%      (4.27%)     (0.00%)        7.06%
- ----------------------------------------------------------------------------------------------------------------

       (1) The scheduled repricing of savings and Now accounts is based on FDIC guidelines. These guidelines state Savings and Now accounts may be distributed across any of the first four time bands, with a maximum of 20 percent in the 5 to 10 year time band and no more than 40 percent combined in years 3 through 10.

       Although the gap approach delineates when a given dollar of assets or liabilities has the ability to mature or reprice, it provides no insight concerning the probable response of that asset or liability to changes in interest rates. During 1995 management of the Company, while acknowledging there is value in understanding the relative repricings and maturities of interest-sensitive accounts, came to the conclusion that complete reliance on a gap report to analyze the Company's interest rate risk position can lead to undesirable investment and lending decisions.

       In view of this conclusion, the Company adopted a new model for interest rate risk measurement, adding approaches known as income simulation and rate-shock market-value analysis to traditional gap analysis. Income simulation considers the maturity and repricing characteristics of assets and liabilities and it captures the relative sensitivities of these balance sheet components. Income simulation analysis attends to both the possibility and probability of the behavior of balance sheet items.

       Market value of equity analysis is intended to address the change in equity value arising from movements in interest rates. The market value of equity is estimated by valuing the Company's assets and liabilities. The extent to which assets have gained or lost value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market-value basis. For example, in a rising- rate environment, both assets and liabilities decrease in value. If the assets lose relatively more value than the liabilities, the market value of equity will shrink. Conversely, should the liabilities depreciate by a proportionally greater amount, the market value of equity will increase despite the fact that rates have risen. In the latter case, the Company's obligations have lost more value than its assets, and hence the Company has realized greater equity value.

       Because of the ability to model the relative rate sensitivities of assets and liabilities, management believes it can more clearly define the ability of the Company to absorb or benefit from shifts in interest rates. Proposed strategies to manage perceived risks can be tested in the computer model prior to implementation. Overall, the use of the Company's simulation model greatly enhances the planning process.

                              RATE/VOLUME ANALYSIS

   The following table presents changes in interest income and expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute change due to volume and the change due to rate. Interest earned on non-accruing loans is included in interest income on loans only when collected, but the average balances of such loans are included in the average balances of loans.

                                                       1995                                1994
                                          -------------------------------    --------------------------------
                                                 INCREASE (DECREASE)                INCREASE (DECREASE)
                                            VOLUME       RATE       NET         VOLUME       RATE        NET
                                          --------------------------------------------------------------------

                                                                    (IN THOUSANDS)
Interest income on interest-earning
assets:
     Mortgage loans                       $  1,266        949       2,215        2,486        (292)     2,194
     Other loans                               (69)       422         353         (442)        221       (221)
     Securities                                105        127         232         (778)        (45)      (823)
     Federal funds sold                        126          5         131          (93)         39        (54)
- --------------------------------------------------------------------------------------------------------------
  Total                                      1,428      1,503       2,931        1,173         (77)     1,096
- --------------------------------------------------------------------------------------------------------------

Interest expense on interest-bearing
liabilities:
Deposits:
     Savings and club accounts            $   (108)        50         (58)          19         (70)       (51)
     Time certificates                       1,481        712       2,193          145        (140)         5
     Money market accounts                    (142)       137          (5)         (35)        (22)       (57)
     Now and escrow accounts                    41         24          65            9         (57)       (48)
- --------------------------------------------------------------------------------------------------------------
  Total deposits                             1,272        923       2,195          138        (289)      (151)
Borrowings                                     (13)        77          64          626        (114)       512
- --------------------------------------------------------------------------------------------------------------
  Total                                      1,259      1,000       2,259          764        (403)       361
- --------------------------------------------------------------------------------------------------------------

Net interest income                        $   169        503         672          409         326        735
- --------------------------------------------------------------------------------------------------------------

                               LENDING ACTIVITIES

       LOAN PORTFOLIO COMPOSITION. Skaneateles' loan portfolio is predominantly comprised of conventional real estate mortgages, primarily on residences and one-to-four-family dwellings, but also including commercial real estate. The Bank's primary emphasis in the past has been on the origination of residential mortgages.

       The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.

                                                             AT DECEMBER 31,
                          -------------         -------------         ------------         -------------        ----------------
                                1995                  1994                 1993                 1992                 1991
                          -------------         -------------         ------------         -------------        ---------------
                             AMOUNT   %           AMOUNT    %           AMOUNT   %            AMOUNT   %            AMOUNT    %
                          -------------         --------------        -------------        -------------        ---------------
                                                         (Dollars in Thousands)
Loans secured by first
mortgages
  on real estate:
   Residential          $ 116,320   67.80%     110,404   66.10%       87,623   61.16%      53,033   46.92%      54,098   46.65%
   Commercial              27,357   15.94%      28,175   16.87%       25,854   18.05%      24,423   21.61%      23,830   20.55%
Other loans:
   Commercial              10,631    6.20%      13,274    7.95%       15,574   10.87%      20,571   18.20%      24,626   21.23%
   Home equity and
    improvement            14,578    8.50%      13,219    7.92%       12,454    8.69%      12,499   11.06%       9,672    8.34%
   Guaranteed student         858    0.50%         789    0.47%          825    0.58%       1,094    0.97%       1,734    1.50%
   Other consumer           1,821    1.06%       1,148    0.69%          928    0.65%       1,407    1.24%       2,011    1.73%
- ----------------------------------------------------------------------------------------------------------------------------------
          Total           171,565  100.00%     167,009  100.00%      143,258  100.00%     113,027  100.00%     115,971  100.00%
- ----------------------------------------------------------------------------------------------------------------------------------



       Total loans were $171.6 million at December 31, 1995, an increase of $4.6 million or 2.8% from December 31, 1994. Residential mortgage loans increased $5.9 million or 5.3% and were $116.3 million at December 31, 1995. During 1995, the Bank originated $18.8 million of residential loans, a decrease of $18.7 million or 49.9% from 1994's originations of $37.5 million. This decrease is primarily the result of reduced loan demand caused by the lingering effects of higher interest rates in late 1994 and early 1995 and a general slowdown in the economy.

       Approximately $12 million or 63.8% of the residential loans originated in 1995 were for fixed rates of interest, compared with $18.2 million and 48.5%, respectively, in 1994. The shift in residential loan demand away from variable rate loans into loans with fixed rates is a direct result of the sharp drop in long term interest rates during 1995. At December 31, 1995 the average rate for a 30 year fixed rate mortgage in the Company's market area was approximately 7.5%, compared with a fully indexed rate of approximately 8.5% for a 1 year ARM. It is expected that demand will continue to be more weighted toward fixed rate loans until this rate difference narrows.

       Commercial loans were $10.6 million or 6.20% of the total loan portfolio at December 31, 1995, compared with $13.3 million or 7.95% at December 31, 1994. The decrease was due in large part to prepayments on existing loans during 1995, compounded by slow growth in new loans due to a highly competitive local market.

       Consumer, home equity and improvement and student loans totaled $17.3 million or 10.06% of total loans at December 31, 1995, compared with $15.2 million or 9.08% at December 31, 1994.

       Residential mortgage loans have accounted for most of the growth in the Bank's loan portfolio over the past three years. During the latter part of 1995, the Bank began to place greater emphasis on commercial and consumer lending which will continue indefinitely. These loans will provide a higher level of return and greater diversification in the Bank's portfolio. The Bank sees its market niche for commercial loans as being small to mid sized businesses in central New York, including corporations, partnerships and sole proprietorships. The Bank's commercial loan department recently instituted an expanded calling program whereby lenders dedicate more of their time to making calls on businesses. In addition, the Bank has attempted to increase its name recognition in the business community via advertisements in trade journals, business publications and participation in trade shows. In light of the regionally soft economic conditions and highly competitive local market in which the Bank operates, no assurances can be given as to how soon or to what extent the Bank will achieve its objectives with respect to the mix of its loan portfolio.

       The average yield on loans was 8.30%, 7.49% and 7.64% for the years ended December 31, 1995, 1994 and 1993, respectively. Yields were up for all categories of loans in 1995, due to the higher level of interest rates that resulted from a series of rate hikes during 1994 and early 1995 by the Federal Reserve (the Fed). The yield on mortgage loans increased .72% in 1995, and the yield on all other loans increased 1.52%. Home equity lines and commercial loans generally carry a variable rate of interest tied to the Bank's prime rate. The rate on commercial loans adjusts whenever the prime rate changes. Home equity adjustments take effect between 15 and 45 days after a change in the prime rate. The Bank's prime rate, which is directly impacted by movements in short term rates by the Fed, averaged 8.83% in 1995, compared with 7.04% in 1994.

       Contractual maturities of mortgage loans do not reflect the actual term of Skaneateles' loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give Skaneateles the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage while the loan is outstanding. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages, as was the case in 1995, and tends to decrease due to prepayments when current mortgage interest rates are below the rates on existing mortgages, as was experienced during 1992 and 1993.

       The following table sets forth the contractual maturity of the commercial loan portfolio and real estate construction loans at December 31, 1995.

                                                 WITHIN          ONE TO          AFTER
                                                ONE YEAR       FIVE YEARS     FIVE YEARS        TOTAL
- -----------------------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Commercial loans - adjustable rate            $   2,709          4,732           1,670          9,111
Commercial loans - fixed rate                        29          1,149             342          1,520
Real estate construction loans - adjustable       1,427              0               0          1,427
rate
- -----------------------------------------------------------------------------------------------------
     Total                                    $   4,165          5,881           2,012         12,058
- -----------------------------------------------------------------------------------------------------



       The lending activities of Skaneateles are affected principally by the demand for such loans, competition and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, monetary policies of the Federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

       ORIGINATION, PURCHASE AND SALE OF LOANS. Most of Skaneateles' residential loan portfolio is secured by first mortgages on real estate located in the greater Syracuse area, and to a lesser extent, the greater Rochester area. Most local residential loans and commercial real estate loans are originated directly by Skaneateles, although the Bank also originates residential loans through mortgage brokers. The Bank also purchases loans for its portfolio from time to time, although no purchases were made in 1995 or 1994. Loans purchased or originated through a broker are subject to the same underwriting standards as loans originated directly by the Bank.

       It is Skaneateles' policy to require borrowers to obtain title insurance naming the Bank as the insured party on certain real estate loans. Borrowers are required to obtain hazard insurance prior to closing. Borrowers typically are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Skaneateles makes disbursements for items such as real estate taxes, hazard insurance and private mortgage insurance premiums as they are due.

       RESIDENTIAL REAL ESTATE LENDING. The Bank originates both fixed and adjustable rate residential mortgages with a maximum maturity of 30 years, and for fixed rate loans, a monthly or bi-weekly payment option. The bi-weekly mortgages requires the borrower maintain a deposit account with the Bank from which mortgage payments are automatically deducted. Loans will be granted in amounts up to 95% of appraised value, however all loans with a loan-to-value ratio in excess of 80% are required to carry private mortgage insurance sufficient to reduce the Bank's exposure to 75% of appraised value.

       Fixed rate mortgages are predominately underwritten in accordance with secondary market standards, and therefore can be sold at any time in response to changes in interest rates or to meet liquidity needs. Fixed rate mortgages with terms of 15 years or less are originated for portfolio as long as they fit the Company's established asset/liability mix, while fixed rate mortgages with terms greater than 15 years are sold on the secondary market to control the Company's interest rate risk.

       The Bank offers adjustable rate loans, indexed to the one year or three year U.S. Treasury Note, with rates that adjust annually (1 year ARM), or once every three years (3 year ARM). The Bank also offers a 5/1 ARM, which has a fixed rate of interest for the first five years. On the loan's fifth anniversary, the rate converts to the current rate for a 1 year ARM, and adjusts annually over the remaining term of the loan.


       MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. Skaneateles originates loans secured by multi-family (over four units) and commercial properties, such as small office buildings, which are generally owner-occupied.

       The majority of loans on income-producing property currently offered by Skaneateles carry an adjustable rate tied to the one, three or five year U.S. Treasury Note, typically with a maximum amortization period of 20 years. In setting interest rates and origination fees on new loans and loan extensions, management considers both current conditions and its analysis of the risk associated with the particular project.

       Skaneateles' underwriting policies with respect to loans on income producing properties are designed to ensure that a project's cash flow will be sufficient to cover operating expenses and debt service payments. A detailed analysis of the project is undertaken by Skaneateles' commercial real estate loan underwriters. Loan-to-value ratios on commercial real estate loans made by Skaneateles generally do not exceed 75%. All income producing properties are appraised by an independent appraiser approved by the Board of Directors. Skaneateles requires that the borrower obtain title insurance and hazard insurance in the amount of the loan, naming Skaneateles as loss payee.

       COMMERCIAL LENDING. The Bank makes loans to small and medium-sized businesses in its primary market area of Onondaga County, eastern Cayuga County and the city of Oswego, New York, offering mortgages, secured and unsecured working capital loans, term loans and lines of credit. Rates, terms, compensatory balances, fees and charges are based upon market conditions and the risk involved for each loan. The risks involved are determined based upon a credit analysis performed on the potential borrower which emphasizes economic conditions as well as the availability of cash flow from operations to support the credits, and collateral.

       Commercial loans generally involve a higher degree of risk than residential mortgage loans. Unlike residential mortgage loans, which are generally made on the basis of the borrower's ability to make repayment from employment and other income and which are secured by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may not be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business. The Bank attempts to mitigate the risks inherent in commercial lending through its underwriting, documentation, financial analysis and monitoring of the borrower's financial performance.

       CONSUMER LENDING. New York State law permits Skaneateles to engage in various types of consumer lending. Consumer loan products include auto and boat loans, unsecured personal loans, home equity loans and home equity line of credit. All consumer loans except home equity lines of credit carry fixed rates of interest and terms ranging from three years to fifteen years. The Bank's home equity line of credit program offers a credit line secured by a second mortgage of up to 75% of appraised market value less other mortgages outstanding on residential properties, repricing monthly indexed to the prime rate. The spread over prime is determined by the Bank's asset/liability committee and was 1.5% at December 31, 1995. Two repayment programs are available to borrowers. Under the first program, no principal payments are required for five years, then the balance of principal and interest is repaid over the next twenty years. Under the second program, interest and principal payments are made monthly over a twenty year period. The Bank also originates student loans and hold them in its portfolio while the student is in school. At the time the loan is to go into repayment it will be sold to the Student Loan Marketing Association under a continuing commitment.

       LOAN ORIGINATION FEES AND OTHER FEES. Loan origination fees vary with the volume and type of loans made and with competitive conditions in the mortgage market. Loan demand, new construction activity and availability of money affect these market conditions. The Bank defers net loan fees (costs) and amortizes such net fees (costs) over the life of the loan as an adjustment of yield.

       DELINQUENCIES. When a borrower fails to make a scheduled payment on a loan, Skaneateles takes steps to have the borrower cure the delinquency. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition precludes accrual. Generally, interest income is not recognized on loans which are delinquent over 90 days, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status. If the delinquency exceeds 90 days or is not cured through Skaneateles' normal collection procedures, Skaneateles will institute measures to enforce its remedies resulting from the default, including, in the case of mortgage loans, commencing a foreclosure action. In certain cases, Skaneateles will also consider accepting from the mortgagor a voluntary deed to the mortgaged premises in lieu of foreclosure. Property acquired by Skaneateles as a result of foreclosure or by deed in lieu of foreclosure is classified as "Real Estate Owned."

       Other loan delinquencies are remedied in a similar fashion. The collateral is repossessed and sold to pay off the loan balance. In the case of unsecured installment and commercial business loans, Skaneateles either commences legal action to collect the balance or negotiates a "work-out" payment schedule over a period which may exceed the original term of the loan.

The following table sets forth information with respect to loans delinquent 90 days or more, non-accrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                                        DECEMBER 31,
                                            --------------------------------------------------------------------
                                               1995           1994          1993           1992          1991
                                            ----------    -----------    -----------    ----------    ----------
                                                                       (IN THOUSANDS)
Nonaccruing loans
    Residential real estate mortgages       $      271           317            291           582           686
    Commercial (1)                               1,757         2,894          2,481         1,900         4,271
    Consumer                                       110            40             10            63            22
- ----------------------------------------------------------------------------------------------------------------
Total                                       $    2,138         3,251          2,782         2,545         4,979
- ----------------------------------------------------------------------------------------------------------------

Other loans past due 90 days or more
and still accruing:
    Consumer (2)                            $        1            0              12            16            25
    Commercial (1)                                   0          447               0             0             0
    Lease loans                                      0            0               0             0            52
- ----------------------------------------------------------------------------------------------------------------
Total                                       $        1          447              12            16            77
- ----------------------------------------------------------------------------------------------------------------

Restructured loans, not included above           1,125           932          1,006           901           114
- ----------------------------------------------------------------------------------------------------------------

Real estate owned                                  397           984          1,807         1,578         1,671
- ----------------------------------------------------------------------------------------------------------------

Total assets containing specific risk
elements                                    $    3,661         5,614          5,607         5,040         6,841
- ----------------------------------------------------------------------------------------------------------------

Ratio of total loans past due
90 days or more to gross loans                    1.25%         2.05%          1.95%         2.27%         4.36%
- ----------------------------------------------------------------------------------------------------------------

Ratio of assets containing specific
risk elements to total assets                     1.74%         2.78%          3.21%         2.98%         3.74%
- ----------------------------------------------------------------------------------------------------------------

(1)Includes commercial real estate loans.
(2)Consists primarily of Guaranteed Student Loans.

   The following table sets forth the amounts of interest income not recognized on non-accruing loans during each period (not including the effect of loans charged off during the period).

                                                                          DECEMBER 31,
                                               -------------------------------------------------------------------
                                                 1995          1994           1993          1992           1991
                                               ---------    ----------    -----------    ----------    -----------
                                                                         (IN THOUSANDS)
Income that would have been accrued
at original contract rates                      $   155            172           104            112            181
Amount recognized as income    (1)                    0              0             0              0             83
- --------------------------------------------------------------------------------------------------------------------
                                                $   155            172           104            112             98
- --------------------------------------------------------------------------------------------------------------------



(1) Beginning in 1992, the Company wrote off all previously recognized interest income on loans that were placed on non-accrual status. Prior to 1992 interest previously recognized on loans at the time they went to non-accrual status remained accrued.

       Nonperforming assets (nonaccrual loans and real estate owned) totaled $2.5 million, or 1.2% of total assets at December 31, 1995, down from $4.2 million, or 2.1% of total assets at December 31, 1994. Nonaccrual loans were $2.1 million and $3.3 million at December 31, 1995 and 1994, respectively, and consisted primarily of business loans and commercial real estate loans. The reduction in nonaccrual loans is primarily attributable to the reclassification of a large commercial loan which accounted for $1.1 million or 33.3% of nonaccrual loans at December 31, 1994, due to its restructuring in 1995. This loan, which matures in 1996, is included in the amount of loans considered by management to be impaired. Real estate owned totaled $397,000 at December 31, 1995, which represents a decrease of $587,000 or 59.7% from the balance at December 31, 1994. The Company wrote down its REO portfolio by $237,000 in 1995 and sold properties with book values aggregating $714,000, including two large non-residential properties which had been owned by the Company for a number of years.

         Potential problem loans at December 31, 1995 amounted to $3.5 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrowers inability to comply with the present loan repayment terms. Included in potential problem loans are loans totaling $2.7 million which are considered impaired under SFAS No.114, as discussed below. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

       ALLOWANCE FOR LOAN LOSSES. Skaneateles uses the allowance method of accounting for loan losses. Under this method, provisions for loan losses are charged to operations and actual loan losses (recoveries) are charged (credited) to the allowance. The allowance for loan losses represents amounts provided to absorb anticipated future loan losses in the existing loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly, and is determined primarily by management's informed judgment concerning the amount of risk inherent in the portfolio. Management's judgment is based upon a number of factors including historical loan loss experience, the present and prospective financial condition of borrowers, estimated value of underlying collateral, industry and geographic concentrations, and current and prospective economic conditions.

       The Company utilizes a risk rating system in its credit quality estimation process. This system involves an ongoing review of business loans and commercial real estate loans that culminates in loans being assigned a risk rating based upon various credit criteria. If the review indicates a sufficient level of risk, an allowance is established proportional to the perceived risk for each loan. Loans not having an individually established allowance are aggregated by the type of loan and an allowance is estimated based upon aging statistics, past experience and economic factors.

       As with any financial institution, poor economic conditions, high interest rates, high unemployment and other matters outside of the Company's control may lead to increased losses in the loan portfolio. Management has various controls in place designed in an effort to limit losses, such as: 1) a comprehensive "watch list" of possible loan problems, 2) a fully documented policy concerning loan administration (loan file documentation, disclosures, approvals, etc.) and 3) a loan review staff to audit for adherence to established Company controls and to review the quality and anticipated collectibility of the portfolio. The loan review department reports monthly to the Executive Committee of the board of directors, which in turn, reports to the full board of directors. The power to authorize charge-offs rests solely with the board of directors.

       The Financial Accounting Standards Board (FASB) issued Statement 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures". These statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement. As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118. The effect of adoption was not material to the consolidated financial statements.

       Impaired loans, which included troubled debt restructured loans, were $4,004,000 at December 31, 1995. Included in this amount is $2,688,000 of impaired loans for which the related allowance for loan losses is $884,000, and $1,316,000 of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The amount of interest income recognized on impaired loans in 1995 was approximately $281,000. The Bank is not committed to lend additional funds to these borrowers.

       The Company recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgment and other factors.

       Management believes that the allowance as of December 31, 1995 was adequate based upon the quality of the loan portfolio at that date. Future additions to the allowance will be based, among other factors, on changes in economic conditions and financial stress of the Company's borrowers.

       The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                                         DECEMBER 31,
                                           -----------------------------------------------------------------------
                                               1995           1994           1993           1992           1991
                                           -----------    -----------    -----------    -----------    -----------
                                                                        (IN THOUSANDS)
Beginning Balance                           $    3,040          2,938          2,847          4,019         2,371

Provision                                          235            360            600            455         5,651

Charge-offs
- -----------
    Residential mortgages                            0            (18)             0              0             0
    Commercial mortgages                          (569)             0           (237)          (522)          (70)
    Business                                      (153)          (331)          (428)        (1,145)       (3,657)
    Credit cards                                     0              0              0              0           383)
    Other consumer                                 (10)           (17)           (64)           (30)          (46)
- -------------------------------------------------------------------------------------------------------------------
                                                  (732)          (366)          (729)        (1,697)       (4,156)
- -------------------------------------------------------------------------------------------------------------------

Recoveries
- ----------
    Commercial mortgages                             0              0              4              0            41
    Business                                       118             96            203             60            75
    Credit cards                                     0              0              0              0            32
    Other consumer                                   6             12             13             10             5
- ------------------------------------------------------------------------------------------------------------------
                                                   124            108            220             70           153
- ------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                   (608)          (258)          (509)        (1,627)       (4,003)
- ------------------------------------------------------------------------------------------------------------------

Ending Balance                              $    2,667          3,040          2,938          2,847         4,019
- -------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs during the year
to average loans outstanding during the
year                                              0.36%          0.17%          0.41%          1.43%         2.99%
- -------------------------------------------------------------------------------------------------------------------

The following table sets forth the allocation of the allowance for loan losses as of the dates indicated.

                                                                          DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                 1995           1994           1993          1992           1991
                                              ----------    -----------    -----------    ----------    ------------
                                                                         (IN THOUSANDS)
Consumer                                      $      80             59            34             39            39
Commercial   (1)                                  2,517          2,926         2,850          2,670         3,822
Residential                                          70             55            54            138           158
- --------------------------------------------------------------------------------------------------------------------
                                              $   2,667          3,040         2,938          2,847         4,019
- --------------------------------------------------------------------------------------------------------------------


(1)Includes commercial real estate loans.

                                                  SECURITIES

       Skaneateles has authority to purchase a wide range of securities, subject to various restrictions. See "Regulation - New York Law."

       Historically, Skaneateles' investment strategy was primarily to hold securities for the purpose of providing liquidity and generating income. Such securities consisted primarily of U.S. Treasury Notes, high grade corporate bonds and mortgage-backed securities (primarily fixed rate and variable rate pass through certificates issued and guaranteed by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC)). Pursuant to the Bank's investment policy, all purchases for the investment portfolio must be investment grade securities that are included in one of the top four bond rating categories. At December 31, 1995, all of the corporate bond portfolio consisted of investments which were included in such a category.

The Company classifies its debt securities as either available-for-sale or held-to-maturity. Equity securities are classified as available- for-sale. Held-to-maturity securities are those debt securities that the Company has the ability and intent to hold until maturity. All other securities not included as held-to-maturity are classified as available-for-sale.


       Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The unrealized gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-for-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

       Securities available-for-sale were $8.7 million (including net unrealized gains of $202,000) at December 31, 1995, compared with $17.3 million (including net unrealized losses of $329,000) at December 31, 1994 and consisted of U.S. government and agency obligations and mortgage-backed securities. On January 1, 1995 the Company reclassified its entire portfolio of mortgage-backed securities from available-for- sale to held-to-maturity, at the securities' fair value of $8.3 million. The $234,000 unrealized loss on the securities was maintained and is being amortized into earnings over the remaining life of the securities as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated securities. The change reflected management's intention to hold the securities to maturity and was done to shield equity from future volatility in the fair value of the securities due to changes in market rates.

       In November 1995, FASB issued a special report entitled "A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" (Guide). Concurrent with the initial adoption of the Guide, but no later than December 31, 1995, the Company was permitted to reassess the appropriateness of the classifications of all securities held at the time and implement reclassifications without calling into question the

Company's intent to hold other debt securities to maturity in the future. The Company adopted the implementation guidance in November 1995 and transferred securities with an amortized cost of $2,471,000 from the held-to-maturity portfolio to the available-for-sale category. The $46,000 net unrealized gain on the securities was recorded in the separate component of stockholders' equity at the time of transfer.

       Presented below are the carrying values (in thousands) of the securities portfolio as of the dates indicated.

                                                                                DECEMBER 31,

                                                                   1995             1994             1993


                                                                   <
SECURITIES AVAILABLE FOR SALE:
  U.S. government and Federal agency obligations                   $  6,106            8,942           10,385
  Mortgage-backed securities:
    FNMA                                                                  0              191              246
    FHLMC                                                             2,547            8,143           10,189
  Other asset-backed securities                                           0                0               48
- --------------------------------------------------------------------------------------------------------------
                                                                   $  8,653           17,276           20,868
- --------------------------------------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY:
U.S. government and Federal agency obligations                     $  6,026            1,963                0
Mortgage-backed securities:
  FNMA                                                                  170                0                0
  FHLMC                                                               4,493                0                0
Obligations of states and political subdivisions                      1,714            1,731            1,994
Corporate bonds, notes and debentures                                   401              901            1,467
- --------------------------------------------------------------------------------------------------------------
                                                                   $ 12,804            4,595            3,461
- --------------------------------------------------------------------------------------------------------------




                                                   DEPOSITS

       Skaneateles attracts both short-term and long-term deposits of individuals and businesses by providing a wide assortment of accounts.
Included among these products are savings accounts, demand deposit accounts, NOW accounts, money market deposit account (MMDA) and certificates of deposit. Skaneateles has no brokered deposits. The Bank's most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Bank faces additional significant competition for investors' funds from short- term money market mutual funds and issuers of corporate and government securities. Skaneateles competes for deposits principally by offering depositors a wide variety of deposit programs with competitive terms, convenient branch locations and hours, tax deferred retirement programs and other services. Skaneateles does not rely upon any individual group or entity for a material portion of its deposits.

       Skaneateles offers fixed rate certificates of deposit with maturities of 91 days to seven years. A minimum of $500 is required to open a certificate of deposit. Generally, interest rates on these certificates are determined by the combination of open market interest rates, rates offered by competitors, and the Bank's liquidity needs and income objectives. Interest is compounded and credited monthly on such certificates.

       The Bank currently offers a tiered money market deposit account which earns interest at a rate of 2.50% to 3.69% depending on account balances. Interest is compounded and credited monthly on these accounts.

       Regular savings accounts (including club accounts) currently earn interest at an annual rate of 2.85%, which accrues daily and is compounded and credited monthly. A savings account must have a balance of at least $100 for daily interest to accrue and must have a balance of at least $100 at the end of the month for the accrued interest to be credited.

       Skaneateles offers a wide array of checking accounts, including a non-interest bearing account which has no minimum balance requirement, no monthly maintenance fee and no per check charge. The Bank also offers interest bearing checking accounts whose rates vary based on the type of the account and amount on deposit.

       Skaneateles also offers non-deposit products including annuities and mutual funds through an arrangement with a third party agent. These products are not insured by the FDIC.

  The following table sets forth deposits by type of account as of the dates indicated.

                                                            DECEMBER 31,
                             --------------------------------------------------------------------------------
                                     1995                       1994                           1993
                             ----------------------     ----------------------      -------------------------
                                        PERCENT OF                 PERCENT OF                     PERCENT OF
                                          TOTAL                      TOTAL                          TOTAL
                              AMOUNT    DEPOSITS         AMOUNT     DEPOSITS           AMOUNT      DEPOSITS
                             ----------------------     ----------------------      -------------------------
                                                         (DOLLARS IN THOUSANDS)
Savings and club accounts      33,016       18.43%         36,255       21.24%            37,421      25.09%
Time certificates              99,474       55.54%         85,909       50.33%            65,575      43.96%
Money market accounts          21,448       11.98%         25,502       14.94%            27,706      18.57%
NOW accounts                   13,244        7.39%         13,488        7.90%            11,437       7.67%
Demand accounts                 9,927        5.54%          7,645        4.48%            5,159        3.46%
Escrow accounts                 2,010        1.12%          1,897        1.11%            1,875        1.25%
- -------------------------------------------------------------------------------------------------------------
          Total              $ 179,119     100.00%        170,696      100.00%          149,173      100.00%
- -------------------------------------------------------------------------------------------------------------


       The Bank offers preferred rates on certificates of deposit of $100,000 or more. These rates are determined daily based upon the factors noted above. The Bank does not rely heavily on these deposits. At December 31, 1995, 1994 and 1993, the aggregate amounts of certificates of deposit in denominations of $100,000 or more were approximately $9,074,000, $7,839,000 and $4,384,000, respectively.

       The following table presents the amounts of certificates of deposit in denominations of $100,000 or more at December 31, 1995 which mature during the periods indicated.

      MATURITY                                     AMOUNT
      --------                                    --------
3 months or less                                   $   1,731
3 to 6 months                                            858
6 to 12 months                                         1,675
Over 12 months                                         4,810
- ------------------------------------------------------------
Total                                              $   9,074
- ------------------------------------------------------------


       During 1995, the Company's deposit base (including escrow accounts) experienced an overall increase of $8.4 million or 4.9%. NOW and demand accounts increased $2 million, time accounts grew by $13.6 million and savings and money market accounts decreased $7.3 million. This change in the Company's deposit mix is attributable primarily to the movement of rate sensitive savings and money market accounts to higher yielding alternatives, such as time accounts, in response to the higher market rates in late 1994 and early 1995. This trend slowed considerably in the latter part of 1995 in response to lower interest rates. Based on historical analysis, the Company believes that a portion of its savings account balances are rate sensitive and may move to higher yielding alternatives, such as time accounts, during a period of rising rates.

       The Company's liquidity position is monitored daily and the Asset/Liability Committee is responsible for setting general guidelines to ensure maintenance of prudent levels of liquidity. Because of the multitude of funding sources available to it, the Company does not foresee any difficulty in generating sufficient liquidity.

      The following table sets forth the average amount of and the average rate paid on each category of deposits which is in excess of ten percent of average total deposits.

                                                             YEARS ENDED DECEMBER 31,
                                                1995                   1994                  1993
                                        -------------------   --------------------    ------------------
                                         AVERAGE    AVERAGE    AVERAGE     AVERAGE    AVERAGE    AVERAGE
                                         BALANCE     RATE      BALANCE      RATE      BALANCE     RATE
                                        -------------------    -------------------    ------------------
                                                              (DOLLARS IN THOUSANDS)
  Savings and club accounts           $  33,133      2.83%      37,045      2.59%      36,381      2.88%
  Time certificates                      97,596      5.74%      70,395      4.84%      67,461      5.04%
  Money market accounts                  23,000      3.33%      27,652      2.79%      28,916      2.86%



       The cost of funds increased for all categories of interest bearing deposits listed above in 1995 compared with 1994, due to an overall increase in open market interest rates in the latter part of 1994 and first half of 1995, and local market competition. The Company's cost of funds has trended downward beginning in the latter part of 1995 and continuing into 1996 due in large part to the lower interest rate environment compared with most of 1995. Market interest rates alone do not dictate the rates the Company pays for its funds, although they are an important factor. Other factors that impact the Company's cost of funds include liquidity needs, the desired mix of deposits and borrowings, local market competition, asset growth objectives and profit objectives.


                                                  BORROWINGS

       The Bank occasionally borrows funds to invest in assets to manage its asset/liability position and its net interest income. Additionally, the Bank also borrowed $2.0 million from the Federal Home Loan Bank of New York (FHLB) in 1987 at 10.51% for 15 years to fund the purchase of the downtown Syracuse banking center.

 The following table sets forth the borrowings of Skaneateles as of the dates indicated.

                                                                                DECEMBER 31,
                                                              ------------------------------------------------
                                                                   1995             1994              1993
                                                              --------------    --------------    ------------
                                                                               (IN THOUSANDS)
Securities sold under repurchase agreements                    $     1,651            1,229                 0
Overnight advances from the FHLB of New York                             0                0             1,100
Advances from the FHLB of New York                                  11,000           11,000             8,000
Municipal securities sold with put options                           1,735            1,755             2,020
- --------------------------------------------------------------------------------------------------------------
                                                               $    14,386           13,984            11,120
- --------------------------------------------------------------------------------------------------------------

Weighted average interest cost of                                    6.70%            6.17%             8.04%
  borrowings during the year
- --------------------------------------------------------------------------------------------------------------

                          SELECTED PERFORMANCE RATIOS

       Selected performance ratios of the Company are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                         1995           1994           1993
Return on Assets
    Net Income / Average Total Assets                                       0.51%          0.54%          0.48%

Return on Equity
    Net Income / Average Stockholders' Equity                               7.24%          7.27%          6.30%

Dividend Payout Ratio
    Cash Dividends Declared / Net Income                                   16.81%         11.32%             0

Equity to Asset Ratio
    Average Stockholders' Equity /Average Total Assets                      7.03%          7.38%          7.55%



                                                   PERSONNEL

       As of December 31, 1995 Skaneateles had 86 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and Skaneateles considers its relationship with its employees to be good.

       EXECUTIVE OFFICERS. The following information is supplied with respect to the executive officers of the Company as of December 31, 1995.

                 Name                        Age            Title
                 ----                        ---            -----
                 John P. Driscoll            55             Chairman, President and Chief
                                                            Executive Officer

                 J. David Hammond            51             Executive Vice President

                 J. Daniel Mohr              30             Treasurer

                 William J. Welch            46             Secretary

                                  REGULATION

GENERAL

       As a bank holding company, Center Banks Incorporated is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission (the "Commission") under the federal securities laws. Skaneateles Savings Bank is a banking corporation chartered under the laws of the State of New York, and its deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC. It is also a member of the FHLB System. As such, Skaneateles is subject to the regulation, examination and supervision of the Banking Department of the State of New York (the "Department") and the FDIC. The Bank is further subject to the regulation of the Federal Reserve Board with respect to reserves required to be maintained against deposits and certain other matters. The Federal Reserve Board, the Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the institutions under their jurisdiction. Each agency conducts periodic examinations to test compliance with various regulatory requirements and generally supervises the operations of such institutions. This supervision and regulation is intended primarily for the protection of depositors. Certain of the regulatory requirements applicable to the Company and to Skaneateles are referred to below or elsewhere herein.

       FEDERAL BANK HOLDING COMPANY REGULATION. Center Banks is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Federal Reserve Board may conduct examinations of Center Banks and its subsidiary. Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

       Under the BHCA, Federal Reserve Board approval is required for any action which causes a bank or other company to become a bank holding company and for any action which causes a bank to become a subsidiary of a bank holding company. A bank holding company must obtain Federal Reserve Board approval before it acquires direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it will own or control directly or indirectly more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Federal Reserve Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company. Any acquisition, directly or indirectly, by a bank holding company or its subsidiaries of more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted may not be approved by the Federal Reserve Board unless the laws of the state in which the bank to be acquired is located expressly authorize such an acquisition.

       A bank holding company is prohibited, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries.

       The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing its applications to the Federal Reserve Board. In addition, the Federal Reserve Board has the power to issue capital directives (having the force of cease and desist orders) to mandate the maintenance of adequate capital levels. The Company is in compliance with Federal Reserve Board capital requirements.

       FEDERAL DEPOSIT INSURANCE CORPORATION. Skaneateles' deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. As an insured bank, Skaneateles is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC periodically conducts examinations of insured institutions and, based upon evaluations, may revalue assets of an insurance institution and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. In addition, the FDIC has adopted regulations and a statement of policy which define and establish certain minimum requirements for capital adequacy. Under the regulations, insured state nonmember banks such as Skaneateles are required to maintain minimum risk-based capital and leverage capital. The Bank is in compliance with FDIC capital requirements.

       The annual premium charge for FDIC insurance is based on the level of capital maintained by the institution and results of periodic regulatory examinations. The following table sets forth the annual premium charge for the periods indicated for FDIC insurance per $100 of the Bank's total deposits.

                                                              PREMIUM PER $100 OF TOTAL
                 DATE                                                   DEPOSITS
- ----------------------------------------------------------------------------------------
January 1, 1996 to present (*)                                           $.00
June 1, 1995 to December 31, 1995                                        $.04
January 1, 1995 to May 30, 1995                                          $.23
January 1, 1993 to December 31, 1994                                     $.26


(*) The Bank's FDIC insurance premium was reduced to the legal minimum of $2,000 per year effective for the first six months of 1996.

       FEDERAL RESERVE SYSTEM. Skaneateles is subject to regulation of certain matters by the Federal Reserve Board. The Federal Reserve Board requires depository institutions, including savings banks the deposits of which are insured by the FDIC, to maintain reserves in accordance with applicable regulations for the purpose of facilitating the implementation of monetary policy by the Federal Reserve System. Generally, the Federal Reserve Board establishes reserve requirements for net transaction accounts. It also has authority, subject to the satisfaction of certain conditions, to impose emergency reserve and supplemental reserve requirements. As of December 31, 1995, net transaction accounts (transaction accounts, primarily NOW and regular checking accounts, less certain permitted deductions) in the amount of $0 to $52 million are subject to a reserve requirement of 3% of said amount. Net transaction accounts over $52 million are subject to a reserve requirement of $1,560,000 plus 10% of the total in excess of $52 million. However, $4.3 million of otherwise reservable liabilities are subject to an exemption from reserve requirements. The amount of this exemption is subject to adjustment by the Federal Reserve Board each calendar year. The Bank was in compliance with its reserve requirements throughout 1995.

       FEDERAL HOME LOAN BANK SYSTEM. In 1986, Skaneateles became a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks each subject to Federal Housing Finance Board supervision and regulation. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Skaneateles, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. Skaneateles is in compliance with this requirement.

NEW YORK LAW

       The Bank derives its lending and investment authority primarily from the applicable provisions of the New York Banking Law and the General Regulations of the Banking Board of the State of New York. Under these laws and regulations, savings banks may invest in real estate mortgage, commercial and consumer loans, home improvement and educational loans, certain types of debt securities, including certain corporate debt securities and the federal and state government and agency obligations, certain types of corporate equity securities and certain other assets.

       Savings banks have the power to make commercial, corporate and business loans, to make secured and unsecured installment loans for personal, family and household purposes, and to exercise trust powers upon approval of the Banking Board. These lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers.

                                  PROPERTIES

       Skaneateles conducts its business from seven full-service offices and one administrative office. The following table sets forth certain information relating to each of Skaneateles' offices as of December 31, 1995.

                                                               LEASE EXPIRATION          NET BOOK
                                            OWNED               DATE INCLUDING           VALUE AT
                                          OR LEASED                 OPTIONS          DECEMBER 31, 1995
                                        --------------------------------------------------------------
BRANCH OFFICE LOCATION                                                                (IN THOUSANDS)
- ----------------------
33 E. Genesee Street
Skaneateles, New York                       Owned                     N/A                         $514
13152

431 E. Fayette Street
Syracuse, New York   13202                  Owned                     N/A                        3,173

100 Kasson Road
Camillus, New York   13031                  Leased                   2000                           63

Teall Ave. & Grant Blvd.
Syracuse, New York   13206                  Leased                   2014                          220

3803 Brewerton Road

North Syracuse, New York 13212              Leased                   2009                          210

7785 Frontage Road
Cicero, New York 13039                      Leased                   2010                          204

137 East State Street
Oswego, New York 13126                      Leased                   2010                          223

ADMINISTRATIVE OFFICE
- ---------------------
27 Fennell Street
Skaneateles, New York   13152               Leased                   2005                          274


ITEM 3.          LEGAL PROCEEDINGS

       The Company is not involved in any material legal proceedings other than routine legal proceedings undertaken in the ordinary course of business. In the opinion of management, after consultation with counsel, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 1995, there were no matters submitted to a vote of the shareholders of Center Banks.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The information contained on the inside back cover of the Company's Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report") and page 1 of the definitive Proxy Statement are incorporated herein by reference.



ITEM 6.          SELECTED FINANCIAL DATA

                                                    1995          1994        1993         1992        1991
                                                   ------        ------      ------       ------      ------
Cash dividends declared per share                  $ 0.19         0.12          0            0           0



       Other required information contained in the table on page 6 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements contained in the 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


       Not applicable.

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires the reporting to the Securities and Exchange Commission (the "Commission") within required time frames of transactions in Company common stock by insiders. All filings required under Section 16 of the Exchange Act during 1995 were filed on a timely basis, except for a Form 4 for J. David Hammond, Executive Vice President, which was filed late due to an oversight. In making these statements, the Company has relied on written representations of its incumbent executive officers and directors.

       Additional information regarding directors of the Company is incorporated by reference from pages 2 to 5 of the definitive Proxy Statement.


ITEM 11.         EXECUTIVE COMPENSATION

       The information required herein is incorporated by reference from pages 6 to 7 of the definitive Proxy Statement.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required herein is incorporated by reference from pages 2 to 4 of the definitive Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.



PART IV.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)(1) The following financial statements are incorporated herein by reference:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1995 and 1994

Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements

(a)(2) There are no financial statement schedules which are required to be filed as a part of this form since they are not applicable.

(a)(3)  See (c) below for all exhibits filed herewith.

(b) During the three-month period ended December 31, 1995, the Registrant filed a Form 8-K announcing the election of Anne E. O' Connor to the Company's
    Board of Directors.   No financial statements were filed with this report.

(c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

No.      Exhibit
- ---      -------
3.1      Certificate of Incorporation of Center Banks Incorporated (1)

3.2      Certificate of Amendment of Certificate of Incorporation of Center
         Banks Incorporated (1)

3.3      Bylaws of the Company (2)

10.1     Employment Agreement dated as of January 1, 1996 between Skaneateles
         Savings Bank and John P. Driscoll

10.2     Employment Agreement dated as of March 19, 1996 between Skaneateles
         Savings Bank and J. David Hammond

10.3     Employment Agreement dated as of March 19, 1996 between Skaneateles
         Savings Bank and Karen E. Lockwood

10.4     Employment Agreement dated as of March 19, 1996 between Skaneateles
         Savings Bank and John A. Mason

10.5     Employment Agreement dated as of March 19, 1996 between Skaneateles
         Savings Bank and J. Daniel Mohr

10.6     Employment Agreement dated as of March 11, 1996 between Skaneateles
         Savings Bank and William J. Welch

10.7     Purchase and Assumption Agreement by and between Cicero Bank,
         Skaneateles Savings Bank and Center Banks Incorporated dated February
         2, 1996 (3)

13       Annual Report to Shareholders for the Year Ended December  31, 1995

21       List of Registrant's Subsidiaries

23       Consent of KPMG Peat Marwick LLP

27       Financial Data Schedule

- -------------------

(1) Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1990 Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 1991.

(2) Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1994 Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1994.

(3) Exhibit is incorporated herein by reference to exhibit 2.1 to the Form 8-K Current Report dated February 20, 1996 filed with the Securities and Exchange Commission on February 20, 1996.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Center Banks Incorporated
- -------------------------
Registrant


By:    /s/ John P. Driscoll                        Date:  March 26, 1996
       --------------------                               --------------
       John P. Driscoll
       Chairman, President and Chief
       Executive Officer

By:    /s/ J. Daniel Mohr                          Date: March 26, 1996
       ------------------                                --------------
       J. Daniel Mohr
       Chief Financial Officer
       and Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       /s/ Clifford C. Abrams                      Date: March 26, 1996
       ----------------------                            --------------
       Clifford C. Abrams
       Director

                                                   Date:
       ------------------------                         ---------------
       Israel Berkman
       Director

       /s/ David E. Blackwell                      Date: March 26, 1996
       ----------------------                            --------------
       David E. Blackwell
       Director

       /s/ Walter D. Copeland                      Date: March 26, 1996
       ----------------------                            --------------
       Walter D. Copeland
       Director

                                                   Date:
       ----------------------                            --------------
       Carl W. Gerst
       Director

       /s/ John Bernard Henry                      Date: March 26, 1996
       ----------------------                            --------------
       John Bernard Henry
       Director

                                                   Date:
       ----------------------                            --------------
       Ann G. Higbee
       Director

                                                   Date:
       ----------------------                            --------------
       Bruce H. Leslie
       Director

                                                   Date:
       ---------------------------                       --------------
       Howard J. Miller
       Director

       /s/ Raymond C. Traver, Jr., M.D.            Date: March 26, 1996
       --------------------------------                  --------------
       Raymond C. Traver, Jr., M.D.
       Director

       /s/ Anne E. O'Connor                        Date: March 26, 1996
       ---------------------------                       --------------
       Anne E. O' Connor
       Director