Form 10-Q
period 1996-03-31
CENTER BANKS INC
filed 1996-05-15
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------

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


Yes  X    No
   -----     -----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                    Outstanding at May 8, 1996
            -------------------------------------------------------------------
            Common Stock (par value $.01 per share)              941,313 Shares

PART I. FINANCIAL INFORMATION                                                           Page
- -----------------------------                                                           ----

         Item 1.  Consolidated Financial Statements

                    1.  Consolidated Balance Sheets                                       3

                    2.  Consolidated Statements of Income                                 4

                    3.  Consolidated Statements of  Stockholders' Equity                  5

                    4.  Consolidated Statements of Cash Flows                             6

                    5.  Notes to Consolidated Financial Statements                        7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                              9

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      14

         Item 2.  Changes in Securities                                                  14

         Item 3.  Defaults Upon Senior Securities                                        14

         Item 4.  Submission of Matters to a Vote of Security Holders                    15

         Item 5.  Other Information                                                      15

         Item 6.  Exhibits and Reports on Form 8-K                                       15


SIGNATURES                                                                               16

CENTER BANKS INCORPORATED
CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,      DECEMBER 31,
ASSETS                                                                   1996             1995
- ----------------------------------------------------------------------------------------------
                                                              (In Thousands, Except Share Data)

Cash and due from banks                                             $   4,894            5,889
Federal funds sold                                                     10,100            3,400
Securities available for sale                                           6,049            8,653
Securities held to maturity, fair value of
  $14,008 in 1996 and $13,117 in 1995                                  13,772           12,804
Federal Home Loan Bank stock, at cost                                   1,410            1,303
Mortgage loans receivable                                             142,876          143,677
Other loans receivable                                                 28,534           27,888
- ----------------------------------------------------------------------------------------------

                                                                      171,410          171,565
Less: Net deferred costs                                                  (89)             (69)
         Allowance for loan losses                                      2,661            2,667
- ----------------------------------------------------------------------------------------------
         Loans receivable, net                                        168,838          168,967
Premises and equipment, net                                             5,815            5,885
Real estate owned, net                                                    268              397
Accrued interest receivable                                             1,239            1,255
Other assets                                                            2,590            2,094
- ----------------------------------------------------------------------------------------------
                                                                    $ 214,975          210,647
- ----------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------

Liabilities:
   Interest bearing deposits                                        $ 172,065          167,182
   Demand deposits                                                      9,457            9,927
- ----------------------------------------------------------------------------------------------
       Total deposits                                                 181,522          177,109
   Advance payments by borrowers for property
      taxes and insurance                                               1,026            2,010
   Borrowings                                                          14,782           14,386
   Accrued expenses and other liabilities                               2,435            2,203

- ----------------------------------------------------------------------------------------------
            Total liabilities                                         199,765          195,708
- ----------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                                0                0
   Common stock, par value $.01 per share,
      authorized 2,500,000 shares,
      1,034,509 and 1,033,619 shares issued
      in 1996 and 1995, respectively                                       10               10
   Additional paid-in capital                                           9,539            9,526
   Retained earnings                                                    6,422            6,083
   Net unrealized gain (loss) on securities, net of tax
    effect of $22,000 and $22,000 in 1996 and 1995, respectively          (48)              33
   Treasury stock, at cost (102,700 shares)                              (713)            (713)
- ----------------------------------------------------------------------------------------------
            Total stockholders' equity                                 15,210           14,939
- ----------------------------------------------------------------------------------------------
                                                                    $ 214,975          210,647
- ----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED MARCH 31,
                                                       1996               1995
- ------------------------------------------------------------------------------
                                          (In Thousands, Except Per Share Data)
Interest income:
   Mortgage loans                                 $   2,863          $   2,712
   Other loans                                          680                704
   Securities                                           338                373
   Federal funds sold                                    91
                                                                            10

- ------------------------------------------------------------------------------
           Total interest income                      3,972              3,799
- ------------------------------------------------------------------------------

Interest expense:
   Deposits                                           1,938              1,683
   Borrowings                                           235                261

- ------------------------------------------------------------------------------
            Total interest expense                    2,173              1,944
- ------------------------------------------------------------------------------

            Net interest income                       1,799              1,855
Provision for loan losses                                25                 90

- ------------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                        1,774              1,765
- ------------------------------------------------------------------------------


Other operating income :
   Net gain  (loss) on security transactions
                                                         77                (16)
   Net gain on sale of loans                              2
                                                                             7
   Other income                                         181                154

- ------------------------------------------------------------------------------
          Total other operating income                  265                140
- ------------------------------------------------------------------------------
                                                      2,039              1,905
- ------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                       733                650
   Building, occupancy and equipment                    289                249
   Real estate owned, net                                 2                 60
   Other                                                596                584

- ------------------------------------------------------------------------------
            Total other operating expenses            1,620              1,543
- ------------------------------------------------------------------------------

            Income before income taxes                  419                362
Income tax                                               24                 94
- ------------------------------------------------------------------------------
            Net income                            $     395          $     268
- ------------------------------------------------------------------------------
Net income per common share                       $    0.42          $    0.29
- ------------------------------------------------------------------------------
Weighted average common shares                      931,809            925,931
- ------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            NET
                                                                         UNREALIZED
                                                 ADDITIONAL              GAIN (LOSS)
                                         COMMON   PAID-IN-    RETAINED       ON       TREASURY
                                         STOCK    CAPITAL     EARNINGS   SECURITIES     STOCK       TOTAL
- ----------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
- ----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994              $10      9,475       5,206        (187)       (713)       13,791

Net income                                  0          0         268           0           0           268

Sale of 280 shares under option             0          2           0           0           0             2

Cash dividend declared on
Common stock ($.04 per share)               0          0         (36)          0           0           (36)

Change in net unrealized
 gain on securities, net of
 tax effect of $37,000                      0          0           0          48           0            48
- ----------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                 $10      9,477       5,438        (139)       (713)       14,073
- ----------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              $10      9,526       6,083          33        (713)       14,939
- ----------------------------------------------------------------------------------------------------------

Net income                                  0          0         395           0           0           395

Issuance of 890 shares of stock under
1995 Non-employee Director's Stock Plan     0         13           0           0           0            13

Cash dividend declared on
Common stock ($.06 per share)               0          0         (56)          0           0           (56)

Change in net unrealized
 gain on securities, net of
 taxes  of $55,000                          0          0           0         (81)          0           (81)
- ----------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                 $10      9,539       6,422         (48)       (713)       15,210
- ----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                         1996           1995
- --------------------------------------------------------------------------------------------
                                                                           (In Thousands)
OPERATING ACTIVITIES
Net Income                                                           $    395            268
Adjustments to reconcile net income to net cash
provided by operating activities
  Provision for loan losses                                                25             90
  Provision for losses on real estate owned                                 0             45
  Depreciation and amortization                                           141            134
  Mortgage loans originated for sale                                     (811)          (136)
  Proceeds from sale of mortgaged loans originated for sale             1,217            104
  Net (gain) loss on security transactions                                (77)            16
  Net (increase) decrease in interest receivable                           16           (117)
  Net increase in accrued expenses                                        193             50
  Other, net                                                             (347)          (103)
- --------------------------------------------------------------------------------------------
        Total adjustments                                                 357             83
- --------------------------------------------------------------------------------------------
        Net cash provided by operating activities                         752            351
INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                 0          3,000
  Proceeds from sale of securities available for sale                   2,462              0
  Proceeds from maturities of securities held to maturity               1,020             10
  Purchase of securities held to maturity                              (2,066)        (2,944)
  Principal collected on asset-backed securities                           77            323
  Purchase of Federal Home Loan Bank stock                               (107)          (103)
  Net increase in loans made to customers                                (276)        (1,772)
  Proceeds from sale of REO                                               132             38
  Purchase of property and equipment, net                                 (71)          (274)
- --------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities             1,171         (1,722)
FINANCING ACTIVITIES:
  Net increase in time certificates                                       230         13,393
  Net increase (decrease) in other deposits                             3,199         (6,106)
  Increase in overnight borrowings                                        411            265
  Net decrease in long-term borowings                                     (15)           (10)
  Proceeds from issuance of stock pursuant to stock plans                  13              2
  Dividends paid                                                          (56)           (37)
- --------------------------------------------------------------------------------------------
       Net cash provided by financing activities                        3,782          7,507
- --------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                               5,705          6,136
Cash and cash equivalents at beginning of period                        9,289          3,343
- --------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $ 14,994          9,479
- --------------------------------------------------------------------------------------------
Interest paid                                                        $  2,169          1,932
- --------------------------------------------------------------------------------------------
Income taxes paid                                                    $     73              3
- --------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing activities:
   Transfer of securities available for sale to securities held to
maturity                                                                    0          8,195
   Mortgage loans foreclosed and transferred to real estate owned
                                                                            0            279
- --------------------------------------------------------------------------------------------

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

         The data in the consolidated balance sheet for December 31, 1995 was derived from the Company's 1995 Annual Report to Stockholders. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, statements of stockholders' equity and cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1995 Annual Report to Stockholders.

2.       Capital Stock
         -------------
         The Company has 500,000 shares of preferred stock, par value $.01 per share, authorized; none have been issued. The Company has 2,500,000 shares of common stock, par value $.01 per share, authorized; 1,044,013 shares are issued as of May 8, 1996, of which 102,700 shares are held as treasury stock.

3.       Securities
         ----------
         The Company classifies its debt securities as either available-for-sale or held-to-maturity. Equity securities are classified as available-for-sale. Held-to-maturity securities are those debt securities that the Company has the ability and intent to hold until maturity. All other securities not included as held-to-maturity are classified as available-for-sale.


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

         A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

4.       Loans Receivable
         ----------------
         Loans receivable are reported at the principal amount outstanding, net of deferred fees and an allowance for loan losses. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition precludes accrual. Generally, interest income is not recognized on loans which are delinquent over 90 days, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

         Net loan fees and costs are capitalized as an adjustment of loan principal and amortized over the life of the related loan as an adjustment of yield using the interest method.

         The Bank originates some mortgage loans with the intent to sell. These loans are carried at the lower of aggregate cost or fair value. Gains or losses on sales of mortgages are recorded equal to the difference between sales proceeds and the carrying value of the loans. The Bank typically retains the servicing rights to mortgages sold.

5.       Allowance for Loan Losses
         -------------------------
         The allowance for loan losses consists of the provision charged to operations based upon past loan loss experience, management's evaluation of the loan portfolio under current economic conditions and such other factors that require current recognition in estimating loan losses. Loan losses and recoveries of loans previously written-off are charged or credited to the allowance as incurred or realized, respectively.

         Management believes that the allowance for loan losses is adequate. Management uses presently available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

         Impaired loans, which included troubled debt restructured loans, were $3,498,000 and $3,843,000 at March 31, 1996 and 1995, respectively.
         Included in these amounts are $2,763,000 and $3,143,000 of impaired loans for which the related allowance for loan losses is $938,000, and $986,000, respectively. In addition, included in the total impaired loans at March 31, 1996 and 1995 are $735,000 and $700,000, respectively, of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The amount of interest income recognized on impaired loans in the first quarter of 1996 and 1995 was approximately $62,000 and $74,000, respectively. The Bank is not committed to lend additional funds to these borrowers.

6.       New Accounting Pronouncements
         -----------------------------
         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting For Mortgage Servicing Rights" on a prospective basis. SFAS 122 requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired, and also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material impact on the Company's financial condition or results of operations.

         On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue accounting for stock-based compensation in accordance with Accounting Principals Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by the Company at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per for each period in which a complete set of financial statements are presented.

7.       Per Common Share Data
         ---------------------
         Per common share data is computed based upon the weighted average number of shares outstanding. Common stock equivalents are not included since dilution is less than 3%.

8.       Reclassifications
         -----------------
         Certain reclassifications have been made to prior period amounts for consistency in reporting.

9.       Opinion of Management
         ---------------------
         The interim financial statements of the Company included in this Report reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition of the Company. All adjustments made to the interim financial statements were of a normal recurring nature.


      Item 2. Management's Discussion and Analysis of Financial Condition &
              -------------------------------------------------------------
                              Results of Operations
                              ---------------------

General
- -------
The Company is a bank holding company registered under the Bank Holding Company Act of 1956. The results of the Company are largely dependent upon the results of the Bank, its sole subsidiary.


                       Changes in Financial Condition from
                       -----------------------------------
                       December 31, 1995 to March 31, 1996
                       -----------------------------------

Assets
- ------
Total assets of the Company were $215 million at March 31, 1996, an increase of $4.3 million or 2.1% from December 31, 1995. Federal funds sold increased $6.7 million or 197% due to cash inflows from loan amortization, new deposits and investment activities exceeding new loan originations and investment purchases.

Loans
- -----
Net loans receivable decreased $129,000 during the first quarter of 1996 to $168.8 million. Prepayments on several larger commercial loans contributed to the decrease in loans during the quarter. Total loan originations were $8.0 million for the quarter, of which 57.0% were residential mortgages, 30.7% were commercial loans and mortgages and 12.3% were consumer loans. The mix of originations has changed compared with all of 1995, when originations were comprised of 62.3% residential mortgages, 17.2% commercial loans and mortgages and 20.5% consumer loans. Loan originations increased 14.3% compared with the same period a year ago due in large part to a $1.0 million or 61.7% increase in commercial loan and mortgage originations. The increase in commercial loan activity is a direct result of the Bank's efforts to expand its presence in this part of the local market. The Bank sees its market niche for commercial loans as being small to mid sized businesses in central New York, including corporations, partnerships and sole proprietorships. The Bank's commercial loan department recently instituted an expanded calling program whereby lenders dedicate more of their time to making calls on businesses. In addition, the Bank has attempted to increase its name recognition in the business community via advertisements in trade journals, business publications and participation in trade shows.

The allowance for loan losses was $2,661,000 at March 31, 1996, which is a $6,000 decrease from the balance at December 31, 1995. The provision for loan losses was $25,000 for the quarter, compared with $90,000 for the same period in 1995.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                       March 31,                 December 31,
                                 ------------------    ------------------------------
                                   1996       1995       1995       1994       1993
                                 -------    -------    -------    -------    -------
                                                   (In Thousands)

Beginning Balance                $ 2,667      3,040      3,040      2,938      2,847

Provision                             25         90        235        360        600

Charge-offs
- -----------
     Residential mortgages           (30)         0          0        (18)         0
     Commercial mortgages              0        (67)      (569)         0       (237)
     Business                        (11)       (18)      (153)      (331)      (428)
     Other consumer                   (1)        (5)       (10)       (17)       (64)
- ------------------------------------------------------------------------------------
                                     (42)       (90)      (732)      (366)      (729)
- ------------------------------------------------------------------------------------

Recoveries
- ----------
     Commercial mortgages              0          0          0          0          4
     Business                         11         34        118         96        203
     Other consumer                    0          3          6         12         13
- ------------------------------------------------------------------------------------
                                      11         37        124        108        220
- ------------------------------------------------------------------------------------
Net Charge-offs                      (31)       (53)      (608)      (258)      (509)
- ------------------------------------------------------------------------------------

Ending Balance                   $ 2,661      3,077      2,667      3,040      2,938
- ------------------------------------------------------------------------------------

Ratio of net charge-offs
  to average loans outstanding      0.02%      0.03%      0.36%      0.17%      0.41%
- ------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, non-accrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                March 31,               December 31,
                                                --------- ------------------------------------------
                                                  1996     1995     1994     1993     1992     1991
                                                 ------   ------   ------   ------   ------   ------
                                                                (In Thousands)
Nonaccruing loans
     Residential real estate mortgages           $  315      271      317      291      582      686
     Commercial (1)                               1,579    1,757    2,894    2,481    1,900    4,271
     Consumer                                        15      110       40       10       63       22
- ----------------------------------------------------------------------------------------------------
Total                                            $1,909    2,138    3,251    2,782    2,545    4,979
- ----------------------------------------------------------------------------------------------------

Other loans past due 90 days or more
and still accruing:
     Consumer (2)                                $   24        1        0       12       16       25
     Commercial (1)                                 103        0      447        0        0        0
     Lease loans                                      0        0        0        0        0       52
- ----------------------------------------------------------------------------------------------------
Total                                            $  127        1      447       12       16       77
- ----------------------------------------------------------------------------------------------------

Restructured loans, not included above            1,113    1,125      932    1,006      901      114
- ----------------------------------------------------------------------------------------------------

Real estate owned                                   268      397      984    1,807    1,578    1,671
- ----------------------------------------------------------------------------------------------------

Total assets containing specific risk elements   $3,417    3,661    5,614    5,607    5,040    6,841
- ----------------------------------------------------------------------------------------------------

Ratio of total loans past due
90 days or more to gross loans                     1.19%    1.25%    2.05%    1.95%    2.27%    4.36%
- ----------------------------------------------------------------------------------------------------

Ratio of assets containing specific
risk elements to total assets                      1.59%    1.74%    2.78%    3.21%    2.98%    3.74%
- ----------------------------------------------------------------------------------------------------

(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student Loans.


Nonperforming loans were $1,909,000 or 1.11% of gross loans at March 31, 1996, compared with $2,138,000 or 1.25% at December 31, 1995. The allowance for loan losses covered 139% of nonperforming loans at March 31, 1996, compared with coverage of 125% at December 31, 1995.

Potential problem loans at March 31, 1996 amounted to $2,897,000. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrowers inability to comply with the present loan repayment terms. Of the $2,897,000 in potential problem loans, loans totaling $2,221,000 are considered impaired under SFAS No. 114. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Other Assets
- ------------
Other assets totaled $2.6 million at March 31, 1996, an increase of $496,000 or 23.7% from December 31, 1995. Much of the increase is attributable to the cost of an off-balance sheet financial instrument purchased in the first quarter. In February, the Bank entered into a Prime Interest Rate Floor contract (the "Floor") with the Federal Home Loan Bank of New York (FHLB-NY) on a notional amount of $18 million for a three year term. The cost of the floor was $329,000 and the strike rate is 8.25%, which was the Prime rate at the time the Floor was purchased. The cost was capitalized and is being amortized straight line into income over the life of the contract. On a quarterly basis, the FHLB-NY will pay the Bank an amount equal to the excess of the strike rate over the daily average of Prime for the quarter, multiplied by the notional amount of the contract. The purpose of the floor is to reduce the exposure to changes in the Prime rate on the Bank's Prime based assets, for which no on-balance sheet hedge exists.

Included in other assets is $1.0 million of cash balances due from Nationar, which provided item processing and check clearing services for the Bank, until it was seized by the New York State Banking Department (the Department) on February 6, 1995. The Department froze all assets of Nationar and a liquidation of Nationar is in process. Based on information set forth in certain publicly available documents, which by their terms are preliminary, management believes that the Bank will recover all of its items in process owed by Nationar. The foregoing event has not had any material effect on the Bank's ability to meet its liquidity needs. Management has taken all steps necessary to recover the amounts owed the Bank by Nationar.


Deposits
- --------
Total deposits (including advance payments by borrowers for property taxes and insurance) increased $3.4 million or 1.9% in the first quarter of 1996, to reach $182.5 million at March 31, 1996. The Bank's lower costing transaction accounts (NOW, demand, and savings accounts) increased a combined $3.4 million or 6.1% due in large part to the Bank's Checking Account Marketing Program (CHAMP) which was implemented in February 1996. The Bank completely redesigned and expanded its interest and non-interest bearing checking account product line, offering seven different checking accounts, each one targeted to specific demographic groups. These products are backed up by an on-going direct mail marketing campaign that has been very successful to date. The CHAMP program is an integral part of the Bank's plan to increase its lower costing transaction account base and reduce its dependence on higher costing time deposits. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts.

The following table sets forth deposits by type of account as of the dates indicated.

                                         March 31,                                          December 31,
                         ----------------------------------------   ------------------------------------------------------------
                               1996                   1995                 1995                 1994                 1993
                         --------------------   -----------------   ------------------    -----------------    -----------------
                                    Percent              Percent              Percent              Percent              Percent
                                         of                   of                   of                   of                   of
                                      total                total                total                total                total
                           Amount   deposits    Amount   deposits    Amount   deposits    Amount   deposits    Amount   deposits
                         -------------------    -----------------    -----------------    -----------------    -----------------
                                                                   (Dollars in Thousands)

Savings and club         $ 34,069     18.66%    32,712     18.38%    33,016     18.43%    36,255     21.24%    37,421     25.09%
accounts

Time certificates          99,704     54.62%    99,302     55.79%    99,474     55.54%    85,909     50.33%    65,575     43.96%

Money market accounts      22,227     12.18%    24,535     13.78%    21,448     11.98%    25,502     14.94%    27,706     18.57%

NOW accounts               16,065      8.80%    12,135      6.82%    13,244      7.39%    13,488      7.90%    11,437      7.67%

Demand accounts             9,457      5.18%     7,977      4.48%     9,927      5.54%     7,645      4.48%     5,159      3.46%

Escrow accounts             1,026      0.56%     1,331      0.75%     2,010      1.12%     1,897      1.11%     1,875      1.26%
- -------------------------------------------------------------------------------------------------------------------------------
          Total          $182,548    100.00%   177,992    100.00%   179,119    100.00%   170,696    100.00%   149,173    100.00%
- -------------------------------------------------------------------------------------------------------------------------------


Stockholders' Equity
- --------------------
Stockholders' equity at March 31, 1996 was $15.2 million, or $16.32 per share, compared with $14.9 million or $16.05 per share at December 31, 1995. At March 31, 1996, the Company's leverage capital ratio was 7.07% and its risk-based capital ratio was 12.86%. Both capital measurements were in excess of regulatory requirements.

The Company declared a dividend of $.06 per share during the first quarter, payable on May 14, 1996 to shareholders of record on April 30.

                     Comparison of the Results of Operations
                     ---------------------------------------

General
- -------

Net income was $395,000 or $.42 per share for the first quarter of 1996, compared with $268,000 or $.29 per share for the same period in 1995.

Net Interest Income
- -------------------
Net interest income is affected by the difference between the yield earned on interest earning assets and rates paid on interest bearing deposits and borrowings. The relative amounts of interest earning assets, interest bearing deposits, and borrowings also impact net interest income levels.

The following table sets forth, for the three months ended March 31, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost;
(iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) net yield on interest-earning assets; and (vii) ratio of interest-earning assets to interest-bearing liabilities. No tax equivalent adjustments were made.

                                                  1996                         1995
                                      ---------------------------   ---------------------------
                                      Average              Yield/   Average              Yield/
                                      Balance   Interest    Rate    Balance   Interest    Rate
                                     ----------------------------   ---------------------------
                                                        (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                     $145,368   2,863       7.88%   139,931   2,712       7.75%
  Other loans                          28,165     679       9.70%    27,740     704      10.29%
- ----------------------------------------------------------------------------------------------
Total loans                           173,533   3,542       8.18%   167,672   3,416       8.17%
- ----------------------------------------------------------------------------------------------
  Securities                           20,294     338       6.70%    23,041     373       6.57%
  Federal funds sold                    7,126      91       5.14%       567      10       7.16%
- ----------------------------------------------------------------------------------------------
Total interest-earning assets         200,953   3,971       7.92%   191,279   3,799       7.97%
- ----------------------------------------------------------------------------------------------
Non-interest earning assets             8,101       0                 9,271       0
- ----------------------------------------------------------------------------------------------
Total assets                         $209,054   3,971               200,550   3,799
- ----------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts       $ 33,107     231       2.81%    34,030     244       2.91%
     Time certificates                100,150   1,451       5.82%    89,381   1,164       5.28%
     Money market accounts             21,208     175       3.32%    24,892     204       3.32%
     Now and escrow accounts           14,224      81       2.29%    14,210      71       2.03%
- ----------------------------------------------------------------------------------------------
  Total interest-bearing deposits     168,689   1,938       4.62%   162,513   1,683       4.20%
- ----------------------------------------------------------------------------------------------
  Borrowings                           14,263     234       6.61%    15,880     261       6.66%
- ----------------------------------------------------------------------------------------------
Total interest-bearing liabilities    182,952   2,172       4.77%   178,393   1,944       4.42%
Non-interest-bearing deposits           9,009       0                 7,463       0
Non-interest-bearing liabilities        1,943       0                   426       0
- ----------------------------------------------------------------------------------------------
Total liabilities                     193,904   2,172               186,282   1,944
Stockholders' equity                   15,150       0                14,268       0
- ----------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                209,054   2,172               200,550   1,944
- ----------------------------------------------------------------------------------------------
Net interest income/
  interest rate spread                          1,799       3.15%             1,855       3.55%
- ----------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning
  assets                             $ 18,001               3.58%    12,886               3.88%
- ----------------------------------------------------------------------------------------------
Ratio of interest-earning assets
  to interest-bearing liabilities                           1.10                          1.07
- ----------------------------------------------------------------------------------------------


Net interest income was $1,799,000 for the three months ended March 31, 1996 compared with $1,855,000 for the same period in 1995. The decrease resulted primarily from a higher average balance of time deposits in relation to total average deposits in the first quarter of 1996 compared with the year ago quarter, compounded by an increase in the cost of funds due to higher overall market rates. As discussed previously, the Bank recently instituted a deposit gathering program designed to increase its lower costing transaction account deposit base and thereby help lower its cost of funds. The company's net interest margin was 3.58% in the first quarter, down from 3.88% in the year ago quarter. Much of the contraction in the Company's net interest margin over the past twelve months occurred during the second quarter of 1995, with the margin shrinking by 22 basis points. A higher costs of funds due to rising rates in the first quarter of 1995 was exacerbated by a drop in the prime rate in the second quarter, which is the index used for many adjustable commercial and consumer loans.

Other Operating Income
- ----------------------
Total other operating income was $265,000 first quarter of 1996, compared with $140,000 for the same period in 1995. Gains on security sales and increased service fee income due to growth in the Bank's transaction account base contributed to the increase.

Other Operating Expenses
- ------------------------
Total other operating expenses were $1,620,000 for three months ended March 31, 1996, compared with $1,543,000 for the same period in 1995. The increase in operating expenses is due entirely to the costs of operating two new branch offices, both of which opened in the second quarter of 1995.

Income Taxes
- ------------
Income taxes for the first quarter of 1996 totaled $24,000 or 5.7 percent of pre-tax income, compared with $94,000 or 26 percent of pre-tax income for the year ago period. The Company has approximately $572,000 of unrecognized deferred tax assets relating to prior years' provision for loan losses that have not yet been deducted for income tax purposes. The Company expects to generate sufficient earnings in 1996 to recognize the deferred tax assets, which will result in an effective tax rate of approximately 5 percent for 1996. The Company's effective tax rate is projected to increase to 30% in 1997.


PART II.  OTHER INFORMATION
- ---------------------------

         Item 1.  Legal Proceedings
                  Not applicable

         Item 2.  Changes in Securities
                  Not applicable

         Item 3.  Defaults Upon Senior Securities
                  Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  a) The annual meeting of stockholders was held April 16, 1996.

                  b) The following four directors were elected: Clifford C. Abrams, David E. Blackwell, Howard J. Miller, Raymond C. Traver, Jr. The following directors have continued their term of office: Israel Berkman, Walter D. Copeland, John
                      P. Driscoll, Carl W. Gerst, Jr., John Bernard Henry, Ann
                      G. Higbee, Bruce H. Leslie, Anne E. O'Connor.

                      The following table summarizes the votes cast for each matter voted upon:

                  1.   Election of Directors.

                                                               For                Against/Withheld
                                                               ---                ----------------
                        Clifford C. Abrams                   697,858                   73,872
                        David E. Blackwell                   717,310                   54,420
                        Howard J. Miller                     717,310                   54,420
                        Raymond C. Traver, Jr.               717,205                   54,525

                  2.  Proposal to approve and ratify the selection of KPMG Peat
                      Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

                                                               For                Against/Withheld
                                                               ---                ----------------
                                                             770,315                   1,415

         Item 5.  Other Information
                  On April 9, 1996, the Company declared a dividend of $.06 per share, payable on May 14, 1996 to shareholders of record on April 30.

         Item 6.  Exhibits and Reports on Form 8-K
                           a.    Exhibit 27 - Financial Data Schedule
                           b. The following Form 8-K Current Reports were filed by the Company:

                                 January 4, 1996 - reporting an agreement in principle whereby Center Banks and its wholly-owned subsidiary, Skaneateles Savings Bank, will purchase the assets and assume the deposit liabilities of Cicero Bank.

                                 February 5, 1996 - reporting the date of the Company's 1996 Annual Meeting.

                                 February 20, 1996 - reporting execution of a certain Purchase and Assumption Agreement by and between Center Banks, Skaneateles Savings Bank and Cicero Bank.

                           No financial statements were filed as parts of these reports.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CENTER BANKS INCORPORATED
                            -------------------------
                                  (Registrant)





By:  /s/ John P. Driscoll                           Date: May 13, 1996
     -------------------------------                      ------------
     John P. Driscoll
     Chairman, President and Chief
     Executive Officer


By: /s/ J. Daniel Mohr                              Date: May 13, 1996
    --------------------------------                      ------------
     J. Daniel Mohr
     Chief Financial Officer
     and Treasurer