Form 10-Q
period 1996-06-30
CENTER BANKS INC
filed 1996-08-14
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------


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


Class                                      Outstanding at August 9, 1996
- ------------------------------------------------------------------------
  Common Stock (par value $.01 per share)           945,697 Shares

PART I. FINANCIAL INFORMATION                                                                   Page
- -----------------------------                                                                   ----
         Item 1.  Consolidated Financial Statements
         -------
                    1.  Consolidated Balance Sheets                                              3

                    2.  Consolidated Statements of Income                                        4

                    3.  Consolidated Statements of  Stockholders' Equity                         5

                    4.  Consolidated Statements of Cash Flows                                    6

                    5.  Notes to Consolidated Financial Statements                               7

         Item 2.  Management's Discussion and Analysis of Financial Condition
         -------  and Results of Operations                                                      9

PART II.  OTHER INFORMATION
- ---------------------------

         Item 1.  Legal Proceedings                                                              14
         -------

         Item 2.  Changes in Securities                                                          14
         -------

         Item 3.  Defaults Upon Senior Securities                                                14
         -------

         Item 4.  Submission of Matters to a Vote of Security Holders                            14
         -------

         Item 5.  Other Information                                                              14
         -------

         Item 6.  Exhibits and Reports on Form 8-K                                               14
         -------


SIGNATURES                                                                                       15
- ----------

CENTER BANKS INCORPORATED
CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,    DECEMBER 31,
ASSETS                                                           1996            1995
- -------------------------------------------------------------------------------------
                                                     (In Thousands, Except Share Data)
Cash and due from banks                                     $   4,773           5,889
Federal funds sold                                                 --           3,400
Securities available for sale                                   9,096           8,653
Securities held to maturity, fair value of
  $14,571 in 1996 and $13,117 in 1995                          14,416          12,804
Federal Home Loan Bank stock, at cost                           1,410           1,303
Mortgage loans receivable                                     151,436         143,677
Other loans receivable                                         31,186          27,888
- -------------------------------------------------------------------------------------
                                                              182,622         171,565
Less: Net deferred costs                                         (149)            (69)
         Allowance for loan losses                              1,781           2,667
- -------------------------------------------------------------------------------------
         Loans receivable, net                                180,990         168,967
Premises and equipment, net                                     5,803           5,885
Real estate owned, net                                            202             397
Accrued interest receivable                                     1,325           1,255
Other assets                                                    2,358           2,094
- -------------------------------------------------------------------------------------
                                                            $ 220,373         210,647
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------------

Liabilities:
   Interest bearing deposits                                $ 171,902         167,182
   Demand deposits                                             10,851           9,927
- -------------------------------------------------------------------------------------
      Total deposits                                          182,753         177,109
   Advance payments by borrowers for property
      taxes and insurance                                       1,809           2,010
   Borrowings                                                  16,462          14,386
   Accrued expenses and other liabilities                       3,850           2,203

- -------------------------------------------------------------------------------------
            Total liabilities                                 204,874         195,708
- -------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                       --              --
   Common stock, par value $.01 per share,
      authorized 2,500,000 shares,
      1,046,963 and 1,033,619 shares issued
      in 1996 and 1995, respectively                               10              10
   Additional paid-in capital                                   9,651           9,526
   Retained earnings                                            6,625           6,083
   Net unrealized gain (loss) on securities, net of taxes         (74)             33
   Treasury stock, at cost (102,700 shares)                      (713)           (713)
- -------------------------------------------------------------------------------------
            Total stockholders' equity                         15,499          14,939
- -------------------------------------------------------------------------------------
                                                            $ 220,373         210,647
=====================================================================================

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       1996            1995           1996            1995
- ----------------------------------------------------------------------------------------------------------
                                                              (In Thousands, Except Per Share Data)
Interest income:
   Mortgage loans                                 $   2,931        $  2,814       $  5,794       $   5,526
   Other loans                                          651             706          1,331           1,410
   Securities                                           385             420            723             793
   Federal funds sold                                    78              71            169              81

- ----------------------------------------------------------------------------------------------------------
           Total interest income                      4,045           4,011          8,017           7,810
- ----------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                           1,925           1,963          3,863           3,646
   Borrowings                                           245             237            480             498

- ----------------------------------------------------------------------------------------------------------
            Total interest expense                    2,170           2,200          4,343           4,144
- ----------------------------------------------------------------------------------------------------------

            Net interest income                       1,875           1,811          3,674           3,666
Provision for loan losses                                25              90             50             180

- ----------------------------------------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                        1,850           1,721          3,624           3,486
- ----------------------------------------------------------------------------------------------------------


Other operating income:
   Net gain  (loss) on security transactions             --              --             77             (16)
   Net gain on sale of loans                             11               5             18               7
   Other income                                         220             147            401             301

- ----------------------------------------------------------------------------------------------------------
          Total other operating income                  231             152            496             292
- ----------------------------------------------------------------------------------------------------------
                                                      2,081           1,873          4,120           3,778
- ----------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                       676             704          1,409           1,354
   Building, occupancy and equipment                    286             265            575             514
   Real estate owned, net                                (2)             53              0             113
   Other                                                843             546          1,439           1,130

- ----------------------------------------------------------------------------------------------------------
            Total other operating expenses            1,803           1,568          3,423           3,111
- ----------------------------------------------------------------------------------------------------------

            Income before income taxes                  278             305            697             667
Income tax                                               16              76             40             170
- ----------------------------------------------------------------------------------------------------------
            Net income                            $     262        $    229       $    657       $     497
==========================================================================================================
Net income per common share                       $    0.28        $   0.24       $   0.70       $    0.53
==========================================================================================================
Weighted average common shares                      943,280         936,922        937,544         936,763
==========================================================================================================

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                   NET
                                                     ADDITIONAL                UNREALIZED
                                           COMMON     PAID-IN-    RETAINED    GAIN (LOSS) ON    TREASURY
                                            STOCK     CAPITAL     EARNINGS      SECURITIES       STOCK       TOTAL
- ------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
- ------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994              $     10      9,475      5,206           (187)          (713)     13,791

Net income                                      --         --        497             --             --         497

Sale of 755 shares under option                 --          6         --             --             --           6

Cash dividend declared on
Common stock ($.09 per share)                   --         --        (83)            --             --         (83)

Change in net unrealized
 gain on securities, net of
 tax effect of $77,000                          --         --         --            107             --         107
- ------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                  $     10      9,481      5,620            (80)          (713)     14,318
==================================================================================================================

- ------------------------------------------------------------------------------------------------------------------

  ----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              $     10      9,526      6,083             33           (713)     14,939

Net income                                      --         --        657             --             --         657

Sale of 11,500 shares under option              --         99         --             --             --          99

Issuance of 1,844 shares of stock under
1995 Non-employee Director's Stock Plan         --         26         --             --             --          26

Cash dividend declared on
Common stock ($.12 per share)                   --         --       (112)            --             --        (112)

Change in net unrealized
 gain on securities, net of
 taxes of $72,000                               --         --         --           (110)            --        (110)
- ------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                  $     10      9,651      6,628            (77)          (713)     15,499
==================================================================================================================


See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                       1996       1995
- ------------------------------------------------------------------------------------------------------
                                                                                     (In Thousands)
OPERATING ACTIVITIES
Net Income                                                                         $    657        497
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses                                                              50        180
  Provision for losses on real estate owned                                              --         90
  Depreciation and amortization                                                         282        274
  Mortgage loans originated for sale                                                 (2,254)      (435)
  Proceeds from sale of mortgage loans originated for sale                            2,585        435
  Net (gain) loss on security transactions                                              (77)        16
  Net increase in interest receivable                                                   (70)       (51)
  Net increase (decrease) in other liabilities                                        1,718     (1,915)
  Other, net                                                                           (422)      (299)
- ------------------------------------------------------------------------------------------------------
        Total adjustments                                                             1,812     (1,705)
- ------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                           2,469     (1,208)

INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                              --      5,023
  Proceeds from sale of securities available for sale                                 2,462         --
  Proceeds from maturities of securities held to maturity                             2,125        515
  Purchase of securities held to maturity                                            (4,135)    (7,982)
  Purchase of securities available for sale                                          (3,096)        --
  Principal collected on asset-backed securities                                        556        576
  Purchase of Federal Home Loan Bank stock                                             (107)      (103)
  Net increase in loans made to customers                                           (12,318)    (3,344)
  Proceeds from sale of real estate owned                                               196         60
  Purchase of property and equipment, net                                              (200)      (768)
- ------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                       (14,517)    (6,023)

FINANCING ACTIVITIES:
  Net increase (decrease) in time certificates                                         (324)    15,350
  Net increase (decrease) in other deposits                                           5,767     (5,533)
  Increase in overnight borrowings                                                    2,096         94
  Net decrease in long-term borrowings                                                  (20)       (15)
  Proceeds from issuance of stock pursuant to stock plans                               125          6
  Dividends paid                                                                       (112)       (83)
- ------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                      7,532      9,819
- ------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (4,516)     2,588
Reclassification of balance due from Nationar to other assets                            --     (1,681)
Cash and cash equivalents at beginning of period                                      9,289      6,325
- ------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $  4,773      7,232
======================================================================================================
Interest paid                                                                      $  4,347      4,147
======================================================================================================
Income taxes paid                                                                  $     86         91
======================================================================================================
Supplemental schedule of noncash investing activities:
   Transfer of securities available for sale to securities held to maturity        $     --      8,195
   Mortgage loans foreclosed and transferred to real estate owned                  $     --        275
======================================================================================================

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

2.       Capital Stock
         -------------
         The Company has 500,000 shares of preferred stock, par value $.01 per share, authorized; none have been issued. The Company has 2,500,000 shares of common stock, par value $.01 per share, authorized; 1,048,397 shares are issued as of August 9, 1996, of which 102,700 shares are held as treasury stock.

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

         Impaired loans, which included troubled debt restructured loans, were $2,748,000 and $3,451,000 at June 30, 1996 and 1995, respectively.
         Included in these amounts are $1,638,000 and $3,145,000 of impaired loans for which the related allowance for loan losses is $277,000, and $1,119,000, respectively. In addition, included in the total impaired loans at June 30, 1996 and 1995 are $1,110,000 and $306,000, respectively, of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The large reduction in the amount of impaired loans and the related allowance for loan losses resulted from a writedown of $863,000 in the second quarter of 1996 on an impaired loan with an outstanding balance of approximately $1.1 million.

         The amount of interest income recognized on impaired loans for the three months ended June 30, 1996 and 1995 was approximately $69,000 and $67,000, respectively. The amount of interest income recognized on impaired loans for the six months ended June 30, 1996 and 1995 was approximately $131,000 and $125,000 respectively. The Bank is not committed to lend additional funds to these borrowers.

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

         On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue accounting for stock-based compensation in accordance with Accounting Principals Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by the Company at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per share for each period in which a complete set of financial statements are presented.

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


      Item 2. Management's Discussion and Analysis of Financial Condition &
              -------------------------------------------------------------
              Results of Operations
              ---------------------

General
- -------
Center Banks is a bank holding company registered under the Bank Holding Company Act of 1956. The results of the Company are largely dependent upon the results of the Bank, its sole subsidiary.

On July 1, 1996, Skaneateles completed its previously announced acquisition of Cicero Bank. The assumption of Cicero's $19 million of deposit liabilities increased the Bank's total deposits to approximately $204 million. An equal amount of assets, consisting primarily of loans, were purchased by Skaneateles, bringing its total assets to $239 million.


                       Changes in Financial Condition from
                       -----------------------------------
                       December 31, 1995 to June 30, 1996
                       ----------------------------------

Assets
- ------
Total assets were $220.3 million at June 30, 1996, an increase of $9.7 million or 4.6% from December 31, 1995. Total loans increased $12 million, while cash and Federal funds sold decreased $4.5 million.

Loans
- -----
Net loans receivable increased $12 million or 7.1% during the first half of 1996 to $181 million. Total loan originations were $26.8 million for the first half of 1996, of which 61% were residential mortgages, 25% were commercial loans and mortgages and 14% were consumer loans. Loan originations increased 97% compared with the same period a year ago due to increased demand for residential mortgages and a successful commercial loan calling program. Residential mortgage originations are up 103% compared with the first half of 1995, while commercial loans and mortgage originations are up 144%. The increase in commercial loan activity is a direct result of the Bank's efforts to expand its presence in this part of the local market. The Bank sees its market niche for commercial loans as being small to mid sized businesses in central New York, including corporations, partnerships and sole proprietorships. The Bank's commercial loan department instituted an expanded calling program in late 1995 whereby lenders dedicate more of their time to making calls on businesses. In addition, the Bank has attempted to increase its name recognition in the business community via advertisements in trade journals, business publications and participation in trade shows.

The allowance for loan losses was $1,781,000 at June 30, 1996, which is a $886,000 decrease from the balance at December 31, 1995. Net charge offs during the first half of 1996 totaled $936,000. During the second quarter, the Bank charged off $863,000 on one commercial loan. This loan was originated in 1988 and has been an impaired loan for a number of years. The Bank has since changed its underwriting standards and loans of this type are no longer originated. The Bank had established loss reserves for this loan in prior years.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                        June 30,                 December 31,
                                 --------------------   ------------------------------
                                    1996       1995       1995       1994       1993
                                 ---------   --------   --------   --------   --------
                                                     (In Thousands)
Beginning Balance                $ 2,667      3,040      3,040      2,938      2,847

Provision                             50        180        235        360        600

Charge-offs
- -----------
     Residential mortgages           (35)        --         --        (18)        --
     Commercial mortgages             (6)      (147)      (569)        --       (237)
     Business                       (907)       (98)      (153)      (331)      (428)
     Other consumer                  (14)        (9)       (10)       (17)       (64)
- ------------------------------------------------------------------------------------
                                    (962)      (254)      (732)      (366)      (729)
- ------------------------------------------------------------------------------------

Recoveries
- ----------
     Commercial mortgages             --         --         --         --          4
     Business                         26         63        118         96        203
     Other consumer                   --          4          6         12         13
- ------------------------------------------------------------------------------------
                                      26         67        124        108        220
- ------------------------------------------------------------------------------------
Net Charge-offs                     (936)      (187)      (608)      (258)      (509)
- ------------------------------------------------------------------------------------

Ending Balance                   $ 1,781      3,033      2,667      3,040      2,938
====================================================================================

Ratio of net charge-offs
  to average loans outstanding      0.54%      0.11%      0.36%      0.17%      0.41%
====================================================================================

The following table sets forth information with respect to loans delinquent 90 days or more, non-accrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                               June 30,             December 31,
                                                           ----------------   -------------------------
                                                             1996     1995     1995     1994     1993
                                                           -------   ------   ------   ------   -------
                                                                           (In Thousands)
Nonaccruing loans
     Residential real estate mortgages                     $  198      298      271      317      291
     Commercial (1)                                         1,797    1,619    1,757    2,894    2,481
     Consumer                                                  19       36      110       40       10
- -----------------------------------------------------------------------------------------------------
Total                                                      $2,014    1,953    2,138    3,251    2,782
=====================================================================================================

Other loans past due 90 days or more and still accruing:
     Consumer (2)                                              --       11        1       --       12
     Commercial (1)                                           198      345       --      447       --
- -----------------------------------------------------------------------------------------------------
Total                                                      $  198      356        1      447       12
=====================================================================================================

Restructured loans, not included above                         --    1,129    1,125      932    1,006
=====================================================================================================

Real estate owned                                             202    1,109      397      984    1,807
=====================================================================================================

Total assets containing specific risk elements             $2,414    4,547    3,661    5,614    5,607
=====================================================================================================

Ratio of total loans past due
90 days or more to gross loans                               1.21%    1.36%    1.25%    2.05%    1.95%
=====================================================================================================

Ratio of assets containing specific
risk elements to total assets                                1.10%    2.17%    1.74%    2.78%    3.21%
=====================================================================================================


(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student Loans.


Nonperforming loans were $2,014,000 or 1.10% of gross loans at June 30, 1996, compared with $1,953,000 or 1.17% at June 30, 1995 and $2,138,000 or 1.25% at
December 31, 1995. The allowance for loan losses covered 88% of nonperforming loans at June 30, 1996, compared with coverage of 155% at June 30, 1995 and 125% at December 31, 1995.

Potential problem loans at June 30, 1996 amounted to $1,867,000. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrowers' inability to comply with the present loan repayment terms. Of the $1,867,000 in potential problem loans, loans totaling $1,213,000 are considered impaired under SFAS No. 114. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Other Assets
- ------------
Included in other assets is $632,000 of cash balances due from Nationar, which provided item processing and check clearing services for the Bank until it was seized by the New York State Banking Department (the Department) on February 6, 1995. The Department froze all assets of Nationar and a liquidation of Nationar is in process. The Bank had approximately $1.1 million on deposit at Nationar at the time of the seizure. On June 26, 1996 the bankruptcy court overseeing the liquidation approved an initial payout of 40% of the Bank's claim. Based on information set forth in certain publicly available documents, which by their terms are preliminary, management believes that the Bank will recover substantially all of the amount owed by Nationar. The foregoing event has not had any material effect on the Bank's ability to meet its liquidity needs. Management has taken all steps necessary to recover the amounts owed the Bank by Nationar.

Deposits
- --------
Total deposits (including advance payments by borrowers for property taxes and insurance) increased $5.4 million or 3.0% in the first half of 1996, to reach $184.6 million at June 30. The Bank's lower costing transaction accounts (NOW, demand, and savings accounts) increased a combined $6.7 million or 11.9% due in large part to the Bank's Checking Account Marketing Program (CHAMP) which was implemented in February 1996. The Bank completely redesigned and expanded its interest and non-interest bearing checking account product line, offering seven different checking accounts, each one targeted to specific demographic groups. These products are backed up by an on-going direct mail marketing campaign that has been very successful to date. Transaction accounts comprised 33.95% of total deposits at June 30, 1996, up from 30.12% at June 30, 1995 and 31.36% at December 31, 1995. The CHAMP program is an integral part of the Bank's plan to increase its lower costing transaction account base and reduce its dependence on higher costing time deposits. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts.

The following table sets forth deposits by type of account as of the dates indicated.

                                               June 30,                                     December 31,
                          ------------------------------------------  ------------------------------------------------------------
                                  1996                  1995                 1995               1994                 1993
                          ---------------------   ------------------  ------------------  ------------------  --------------------
                                      Percent of           Percent of          Percent of          Percent of           Percent of
                                         total                total               total               total               total
                             Amount    deposits     Amount  deposits   Amount   deposits   Amount   deposits    Amount   deposits
                          ---------------------   ------------------  ------------------  ------------------  --------------------
                                                                    (Dollars in Thousands)
Savings and club accounts     $ 36,205   19.62%     33,391    18.50%    33,016    18.43%    36,255    21.24%     37,421   25.09%
Time certificates               99,150   53.72%    101,259    56.09%    99,474    55.54%    85,909    50.33%     65,575   43.96%
Money market accounts           20,945   11.35%     22,863    12.67%    21,448    11.98%    25,502    14.94%     27,706   18.57%
NOW accounts                    15,602    8.45%     12,720     7.05%    13,244     7.39%    13,488     7.90%     11,437    7.67%
Demand accounts                 10,851    5.88%      8,248     4.57%     9,927     5.54%     7,645     4.48%      5,159    3.46%
Escrow accounts                  1,809    0.98%      2,032     1.12%     2,010     1.12%     1,897     1.11%      1,875    1.25%
- ---------------------------------------------------------------------------------------------------------------------------------
          Total               $184,562  100.00%    180,513   100.00%   179,119   100.00%   170,696   100.00%    149,173  100.00%
=================================================================================================================================


Stockholders' Equity
- --------------------
Stockholders' equity at June 30, 1996 was $15.5 million, or $16.41 per share, compared with $14.9 million or $16.05 per share at December 31, 1995. At June 30, 1996, the Company's leverage capital ratio was 7.01% and its risk-based capital ratio was 12.60%. Both capital measurements were in excess of regulatory requirements.

The Company declared a dividend of $.06 per share during the second quarter, payable on August 18, 1996 to shareholders of record on July 30.


                     Comparison of the Results of Operations
                     ---------------------------------------

General
- -------
Net income was $262,000 or $.28 per share for the second quarter of 1996, compared with $229,000 or $.24 per share for the same period in 1995. For the first six months of 1996, net income was $657,000 or $.70 per share, compared with $497,000 or $.53 per share in the year ago period.

Net Interest Income
- -------------------
Net interest income is affected by the difference between the yield earned on interest earning assets and rates paid on interest bearing deposits and borrowings. The relative amounts of interest earning assets, interest bearing deposits, and borrowings also impact net interest income levels.

The following table sets forth, for the three months ended June 30, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost;
(iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) net yield on interest-earning assets; and (vii) ratio of interest-earning assets to interest-bearing liabilities. No tax equivalent adjustments were made.

                                                         1996                                    1995
                                          -----------------------------------     ------------------------------------
                                            Average                  Yield/         Average                   Yield/
                                            Balance    Interest       Rate          Balance    Interest        Rate
                                          -----------------------------------     ------------------------------------
                                                                     (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                            $ 147,211      $2,931      7.96%         $141,742      $2,814       7.94%
  Other loans                                  29,463         651      8.89%           27,246         706      10.39%
- ----------------------------------------------------------------------------------------------------------------------
Total loans                                   176,674       3,582      8.12%          168,988       3,520       8.34%
- ----------------------------------------------------------------------------------------------------------------------
  Securities                                   23,525         385      6.58%           24,348         420       6.92%
  Federal funds sold                            5,456          78      5.75%            4,612          71       6.17%
- ----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 205,655       4,045      7.88%          197,948       4,011       8.11%
- ----------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                    11,657          --                      10,918          --
- ----------------------------------------------------------------------------------------------------------------------
Total assets                                $ 217,312       4,045                     208,866       4,011
======================================================================================================================

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts              $  35,258         250      2.85%           32,860         233       2.84%
     Time certificates                         99,216       1,401      5.68%          101,128       1,457       5.78%
     Money market accounts                     21,763         179      3.31%           23,159         193       3.34%
     Now and escrow accounts                   17,388          95      2.20%           14,612          80       2.20%
- ----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits             173,625       1,925      4.46%          171,759       1,963       4.58%
- ----------------------------------------------------------------------------------------------------------------------
  Borrowings                                   15,221         245      6.47%           14,142         237       6.72%
- ----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            188,846       2,170      4.62%          185,901       2,200       4.75%
Non-interest-bearing deposits               $  10,618          --                      $7,875          --
Non-interest-bearing liabilities                2,314          --                         680          --
- ----------------------------------------------------------------------------------------------------------------------
Total liabilities                             201,778       2,170                     194,456       2,200
Stockholders' equity                           15,534          --                      14,410          --
- ----------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                      $ 217,312       2,170                     208,866       2,200
======================================================================================================================
Net interest income/
  interest rate spread                                      1,875      3.26%                        1,811       3.36%
======================================================================================================================
Net interest-earning assets/
  net yield on interest-earning
  assets                                    $  16,809                  3.65%           12,047                   3.66%
======================================================================================================================
Ratio of interest-earning assets
  to interest-bearing liabilities                                       1.09                                     1.06
======================================================================================================================


Net interest income was $1,875,000 for the three months ended June 30, 1996 compared with $1,811,000 for the same period in 1995. For the first six months of 1996, net interest income was $3,674,000, compared with $3,666,000 in the first half of 1995. The yield on loans decreased 22 basis points in the second quarter of 1996 compared with the year ago quarter due to a combination of lower open market interest rates and an increase in the ratio of mortgage loans to total loans, which generally earn a lower yield compared with other loans. In addition, an increase of approximately $750,000 in the average balance of nonperforming loans slightly decreased loan yields in the second quarter of 1996 compared with the year ago quarter. The average cost of interest bearing liabilities decreased 13 basis points due to the decrease in market interest rates. The net interest margin was 3.65% and 3.66% for the second quarter of 1996 and 1995, respectively. The margin was 3.64% and 3.77% for the six months ended June 30, 1996 and 1995, respectively.

Other Operating Income
- ----------------------
Other operating income (net of gains on sales of loans and securities) was $220,000 in the second quarter of 1996, compared with $147,000 for the same period in 1995. For the first half of 1996, other operating income net of gains on sales of securities and loans was $401,000, compared with $301,000 for the first half of 1995. The increases are due primarily to increased service charges on deposits, due to the growth in the Bank's transaction accounts.

Other Operating Expenses
- ------------------------
Total other operating expenses were $1,803,000 for three months ended June 30, 1996, compared with $1,568,000 for the same period in 1995. Other operating expenses were $3,423,000 and $3,111,000 for the six months ended June 30, 1996 and 1995, respectively. The settlement of a legal dispute accounted for 36% of the increase in operating expenses in the second quarter. Also contributing to the increase are costs associated with the implementation of the CHAMP program and costs associated with the Bank's growth over the past year.

Income Taxes
- ------------
Income taxes for the second quarter of 1996 totaled $16,000 or 5.7% of pre-tax income, compared with $76,000 or 24.9% of pre-tax income for the year ago period. The Company has unrecognized deferred tax assets relating to prior years' provision for loan losses that have not yet been deducted for income tax purposes. The Company expects to generate sufficient earnings in 1996 to recognize the deferred tax assets, which will result in an effective tax rate of approximately 5% for 1996. The Company's effective tax rate is projected to increase to 30% in 1997.


PART II.  OTHER INFORMATION
- ---------------------------

         Item 1.  Legal Proceedings
         -------  Not applicable

         Item 2.  Changes in Securities
         -------  Not applicable

         Item 3.  Defaults Upon Senior Securities
         -------  Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
         -------  Not applicable

         Item 5.  Other Information
         -------  On July 9, 1996, the Company declared a dividend of $.06 per share,  payable on August 18, 1996 to shareholders of record on July 30.

         Item 6.  Exhibits and Reports on Form 8-K
         -------  Not applicable

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CENTER BANKS INCORPORATED
                            -------------------------
                                  (Registrant)





By:  /s/ John P. Driscoll                          Date: August 13, 1996
     -------------------------------                     ---------------
     John P. Driscoll
     Chairman, President and Chief
     Executive Officer


By:  /s/ J. Daniel Mohr                            Date: August 13, 1996
     -------------------------------                     ---------------
     J. Daniel Mohr
     Chief Financial Officer
     and Treasurer