Form 10-Q
period 1996-09-30
CENTER BANKS INC
filed 1996-11-14
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996
                                               ------------------

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

Yes X   No
   ---    ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                      Outstanding at November 8, 1996
    --------------------------------------------------------------------------
       Common Stock (par value $.01 per share)              948,092 Shares


PART I. FINANCIAL INFORMATION                                                       Page
-----------------------------                                                       ----
         ITEM 1.  Consolidated Financial Statements

                    1.  Consolidated Balance Sheets                                    3

                    2.  Consolidated Statements of Income                              4

                    3.  Consolidated Statements of  Stockholders' Equity               5

                    4.  Consolidated Statements of Cash Flows                          6

                    5.  Notes to Consolidated Financial Statements                     7

         ITEM 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                         10

PART II.  OTHER INFORMATION
---------------------------

         ITEM 1.  Legal Proceedings                                                   17

         ITEM 2.  Changes in Securities                                               17

         ITEM 3.  Defaults Upon Senior Securities                                     17

         ITEM 4.  Submission of Matters to a Vote of Security Holders                 17

         ITEM 5.  Other Information                                                   17

         ITEM 6.  Exhibits and Reports on Form 8-K                                    17


SIGNATURES                                                                            18
----------

CENTER BANKS INCORPORATED
CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                                   1996          1995
 ...........................................................................................
                                                               (In Thousands, Except Share
                                                                         Data)

Cash and due from banks                                             $   5,975        5,889
Federal funds sold                                                          0        3,400
Securities available for sale                                           8,081        8,653
Securities held to maturity, fair value of
  $13,272 in 1996 and $13,117 in 1995                                  13,078       12,804
Federal Home Loan Bank stock, at cost                                   1,410        1,303
Mortgage loans receivable                                             160,542      143,677
Other loans receivable                                                 43,663       27,888
 ..........................................................................................
                                                                      204,205      171,565
Less: Net deferred costs                                                 (248)         (69)
         Allowance for loan losses                                      2,111        2,667
 ..........................................................................................
         Loans receivable, net                                        202,342      168,967
Premises and equipment, net                                             6,342        5,885
Real estate owned, net                                                    473          397
Accrued interest receivable                                             1,428        1,255
Other assets                                                            2,776        2,094
 ..........................................................................................
                                                                    $ 241,905      210,647
 ..........................................................................................
LIABILITIES AND STOCKHOLDERS' EQUITY
 ..........................................................................................
Liabilities:
   Interest bearing deposits                                        $ 189,502      167,182
   Demand deposits                                                     14,022        9,927
 ..........................................................................................
       Total deposits                                                 203,524      177,109

   Advance payments by borrowers for property taxes and insurance         753        2,010
   Borrowings                                                          17,271       14,386
   Accrued expenses and other liabilities                               4,485        2,203
            Total liabilities                                         226,033      195,708
 ..........................................................................................

Stockholders' equity:

   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                                0            0

   Common stock, par value $.01 per share,
      authorized 2,500,000 shares, 1,048,397
      and 1,033,619 shares issued in 1996 and
      1995, respectively                                                   10           10
   Additional paid-in capital                                           9,665        9,526
   Retained earnings                                                    6,973        6,083
   Net unrealized gain (loss) on securities, net of taxes                 (63)          33
   Treasury stock, at cost (102,700 shares)                              (713)        (713)
 ..........................................................................................
            Total stockholders' equity                                 15,872       14,939
 ..........................................................................................
                                                                    $ 241,905      210,647
 ..........................................................................................

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                     1996       1995        1996       1995
 ............................................................................................
                                                     (In Thousands, Except Per Share Data)
Interest income:
   Mortgage loans                                 $  3,140      2,838       8,934      8,365
   Other loans                                       1,011        710       2,342      2,119
   Securities                                          382        441       1,104      1,232
   Federal funds sold                                   19         60         188        143
 ............................................................................................
           Total interest income                     4,552      4,049      12,568     11,859
 ............................................................................................
Interest expense:
   Deposits                                          2,116      2,004       5,980      5,650
   Borrowings                                          251        238         730        735
 ............................................................................................
            Total interest expense                   2,367      2,242       6,710      6,385
 ............................................................................................
            Net interest income                      2,185      1,807       5,858      5,474
Provision for loan losses                               50         30         100        210
 ............................................................................................
            Net interest income after provision
               for loan losses                       2,135      1,777       5,758      5,264
 ............................................................................................
Other operating income:
   Net gain  (loss) on security transactions             0        (83)         77        (99)
   Net gain on sale of loans                             6          4          23          9
   Other income                                        271        184         657        487
 ............................................................................................
          Total other operating income                 277        105         757        397
 ............................................................................................
                                                     2,412      1,882       6,515      5,661
 ............................................................................................
Other operating expenses:
   Salaries and employee benefits                      951        678       2,360      2,032
   Building, occupancy and equipment                   323        292         897        806
   Real estate owned, net                                2        156           2        269
   Other                                               706        467       2,131      1,597
 ............................................................................................
            Total other operating expenses           1,982      1,593       5,390      4,704
 ............................................................................................
            Income before income taxes                 430        289       1,125        957
Income tax                                              25         71          65        242
 ............................................................................................
            Net income                            $    405        218       1,060        715
 ............................................................................................
Net income per common share                       $   0.43       0.23        1.13       0.77
 ............................................................................................
Weighted average common shares                     945,497    927,798     940,195    926,659
 ............................................................................................

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            NET
                                                  ADDITIONAL             UNREALIZED
                                          COMMON   PAID-IN-  RETAINED   GAIN (LOSS) ON TREASURY
                                           STOCK    CAPITAL  EARNINGS    SECURITIES    STOCK    TOTAL
 ......................................................................................................
                                                                            (In Thousands)
Balance at December 31, 1994              $    10     9,475     5,206       (187)      (713)    13,791

Net income                                      0         0       715          0          0        715

Sale of 1,945 shares under option               0        15         0          0          0         15

Issuance of 474 shares of stock under
1995 Non-employee Director's Stock Plan         0         7         0          0          0          7

Cash dividend declared on
Common stock ($.14 per share)                   0         0      (129)         0          0       (129)

Change in net unrealized
 gain on securities, net of
 tax effect of $73,000                          0         0         0        110          0        110
 ......................................................................................................
Balance at September 30, 1995             $    10     9,497     5,792        (77)      (713)    14,509
 ......................................................................................................

 Balance at December 31, 1995             $    10     9,526     6,083         33       (713)    14,939


Net income                                      0         0     1,060          0          0      1,060

Sale of 12,100 shares under option              0       102         0          0          0        102

Issuance of 2,678 shares of stock under
1995 Non-employee Director's Stock Plan         0        37         0          0          0         37

Cash dividend declared on
Common stock ($.18 per share)                   0         0      (170)         0          0       (170)

Change in net unrealized
 gain on securities, net of
 taxes of $68,000                               0         0         0        (96)         0        (96)
 ......................................................................................................
Balance at September 30, 1996             $    10     9,665     6,973        (63)      (713)    15,872
 ......................................................................................................

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1996        1995
 ........................................................................................
                                                                         (In Thousands)
OPERATING ACTIVITIES
Net Income                                                          $  1,060         715
Adjustments to reconcile net income to net cash
 provided by operating activities
  Provision for loan losses                                              100         210
  Provision for losses on real estate owned                                0         240
  Depreciation and amortization                                          434         417
  Mortgage loans originated for sale                                  (3,210)       (935)
  Proceeds from sale of mortgage loans originated for sale             3,345         876
  Net (gain) loss on security transactions                               (77)         99
  Net increase in interest receivable                                   (173)       (157)
  Net increase (decrease) in other liabilities                         2,345          85
  Other, net                                                             170        (534)
 ........................................................................................
        Total adjustments                                              2,934         301
 ........................................................................................
        Net cash provided by operating activities                      3,994       1,016

INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale            1,000       6,020
  Proceeds from sale of securities available for sale                  2,462           0
  Proceeds from maturities of securities held to maturity              3,150       1,518
  Purchase of securities held to maturity                             (4,135)     (7,982)
  Purchase of securities available for sale                           (3,096)     (2,977)
  Principal collected on asset-backed securities                         890         916
  Purchase of Federal Home Loan Bank stock                              (107)       (103)
  Net increase in loans made to customers                            (19,670)     (4,810)
  Net cash and cash equivalents from acquired bank                     3,387           0
  Proceeds from sale of real estate owned                                196         130
  Purchase of property and equipment, net                               (293)       (797)
 ........................................................................................
        Net cash used in investing activities                        (16,216)     (8,085)

FINANCING ACTIVITIES:
  Net increase (decrease) in time certificates                        (1,091)     13,925
  Net increase (decrease) in other deposits                            7,145      (7,081)
  Increase in overnight borrowings                                     2,930         433
  Net decrease in long-term borrowings                                   (45)        (15)
  Proceeds from issuance of stock pursuant to stock plans                139          22
  Dividends paid                                                        (170)       (129)
 ........................................................................................
       Net cash provided by financing activities                       8,908       7,155
 ........................................................................................
Net increase (decrease) in cash and cash equivalents                  (3,314)         86
Reclassification of balance due from Nationar to other assets              0      (1,057)
Cash and cash equivalents at beginning of period                       9,289       6,325
 ........................................................................................
Cash and cash equivalents at end of period                          $  5,975       5,354
 ........................................................................................
Interest paid                                                       $  6,724       6,385
 ........................................................................................
Income taxes paid                                                   $     89         266
 ........................................................................................
Supplemental schedule of noncash investing activities:
   Transfer of securities available for sale to securities
    held to maturity                                                $  8,334           0
   Mortgage loans foreclosed and transferred to real estate owned   $    271         358
 ........................................................................................

See accompanying notes to consolidated financial statements.

                            Center Banks Incorporated
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Center Banks (the Company) is a bank holding company registered under the Bank Holding Company Act of 1956. The results of the Company are largely dependent upon the results of Skaneateles Savings Bank (the Bank), its sole subsidiary. Skaneateles Savings Bank is a full service retail bank.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

OPINION OF MANAGEMENT

The interim financial statements of the Company included in this Report reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition of the Company. All adjustments made to the interim financial statements were of a normal recurring nature.

The following summarizes the significant accounting policies of the Company:

A) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions are eliminated in consolidation.

B) SECURITIES

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

c) LOANS RECEIVABLE

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

d) ALLOWANCE FOR LOAN LOSSES

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

Management considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts of principal and interest under the original terms of the loan agreement. Significant factors impacting management's judgment in determining when a loan is impaired include an evaluation of compliance with repayment program, condition of collateral, deterioration in financial strength of borrower or any case when the expected future cash payments may be less than the recorded amount. Accordingly, the Company measures certain impaired commercial mortgage loans based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, at the loan's observable market price or fair value of collateral. In considering loans for evaluation of impairment, management generally excludes large groups of small balance, homogeneous loans such as residential mortgage loans, home equity loans and all consumer loans. These loans are collectively evaluated for impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Troubled debt restructurings involving a modification of terms are recorded at fair value as of the date of the transaction. The Company recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgment and the related factors discussed above.

e) PER COMMON SHARE DATA

Per common share data is computed based upon the weighted average number of shares outstanding. Common stock equivalents are not included since dilution is less than 3%.

f) CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.

g) RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts for consistency in reporting.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

h) NEW ACCOUNTING PRONOUNCEMENTS

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

On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by the Company at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per share for each period in which a complete set of financial statements are presented.

On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Company will prospectively adopt Statement 125 effective January 1, 1997, and the expected impact on the Company's consolidated financial statements is not material.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

General
-------

Center Banks Incorporated (the "Company") is a bank holding company, with Skaneateles Savings Bank (the "Bank") being its sole subsidiary. The financial condition and operating results of the Company are largely dependent on the Bank, its primary investment.

On July 1, 1996, Skaneateles completed its previously announced purchase of assets and assumption of deposit liabilities of Cicero Bank. Skaneateles assumed Cicero's $19 million of deposit liabilities, and purchased an equal amount of assets, consisting primarily of loans. Under purchase accounting rules, the assets acquired and liabilities assumed were recorded by the Bank at fair value, with the difference being recorded as goodwill. The Bank recorded a goodwill asset of $275,000, which is being amortized straight-line over a seven year period.

                       Changes in Financial Condition from
                       -----------------------------------
                     December 31, 1995 to September 30, 1996
                     ---------------------------------------

Assets
------

Consolidated assets of the Company were $241.9 million at September 30, 1996, a $31.3 million or 14.8% increase from December 31, 1995. As noted above, on July 1, the Company completed its acquisition of Cicero Bank. Asset growth was further provided by loan originations, which were $16.1 million and $43.0 million for the three months and nine months ended September 30, 1996.

Loans
-----

Net loans receivable were $202.3 million at September 30, 1996, an increase of $33.4 million or 19.8% from December 31, 1995. Loans acquired from Cicero Bank had aggregate balances of $14 million at the end of the third quarter. Total loan originations were $43.0 million for the first nine months of 1996, which was an increase of 102% from the year ago period. Residential mortgage, consumer installment loan and commercial loan originations increased 102%, 44% and 168%, respectively, in 1996's first nine months compared with the year ago period, due mainly to a larger branch network and focused marketing efforts. Skaneateles opened two new branches inside P&C Supermarkets in 1995, and added another branch when it acquired Cicero Bank. The Bank's deposit base has grown considerably in 1996, with more than 6,000 new deposit customers being added in 1996 as a result of a direct mail marketing program. This has provided the Bank with an enormous opportunity to cross-sell the Bank's credit products, and is expected to be a significant source of future consumer loan growth. The increase in commercial loan activity is a direct result of the Bank's efforts to expand its presence in this part of the local market. The Bank sees its market niche for commercial loans as being small to mid sized businesses in central New York, including corporations, partnerships and sole proprietorships. The Bank's commercial loan department instituted an expanded calling program in late 1995 whereby lenders dedicate more of their time to making calls on businesses. In addition, the Bank has attempted to increase its name recognition in the business community via advertisements in trade journals and business publications and participation in trade shows.

Residential mortgages accounted for 59% of total originations in 1996, while 25% were commercial loans and mortgages and 16% were consumer loans. These percentages were similar with those of a year ago, however going forward the relative levels are expected to change in favor of consumer and commercial lending, as management is placing increased emphasis on these higher yielding loans. A large portion of the residential mortgages originated in 1996 were referred to the Bank by independent mortgage brokers in areas contiguous with its market area. Beginning in the fourth quarter of 1996 the Bank significantly curtailed the number of residential mortgages from brokers and shifted its focus to consumer and commercial lending. The Bank will continue to originate residential mortgage loans in its immediate market area.

The allowance for loan losses was $2,111,000 at September 30, 1996, which is a $556,000 decrease from the balance at December 31, 1995. The allowance of Cicero Bank at the time of acquisition was $447,000. Net charge offs during the first nine months of 1996 totaled $1.1 million. During the second quarter, the Bank charged off $863,000 on one commercial loan. This loan was originated in 1988 and had been an impaired loan for a number of years. The Bank has since changed its underwriting standards and loans of this type are no longer originated. The Bank had established loss reserves for this loan in prior years.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                  Nine Months Ended
                                    September 30,             Year Ended December 31,
                                --------------------       -----------------------------
                                  1996         1995        1995       1994        1993
                                  ----         ----        ----       ----        ----
                                                      (In Thousands)

Beginning Balance                $ 2,667       3,040       3,040       2,938       2,847

Provision                            100         210         235         360         600

Charge-offs
     Residential mortgages           (35)          0           0         (18)          0
     Commercial mortgages           (168)       (217)       (569)          0        (237)
     Business                       (939)       (127)       (153)       (331)       (428)
     Other consumer                  (14)         (9)        (10)        (17)        (64)
 .........................................................................................
                                  (1,156)       (353)       (732)       (366)       (729)
 .........................................................................................
Recoveries
     Commercial mortgages              0           0           0           0           4
     Business                         49         103         118          96         203
     Other consumer                    4           4           6          12          13
 .........................................................................................
                                      53         107         124         108         220
 .........................................................................................
Net Charge-offs                   (1,103)       (246)       (608)       (258)       (509)
 .........................................................................................
Allowance of Cicero Bank
at time of acquisition               447           0           0           0           0
 .........................................................................................
Ending Balance                   $ 2,111       3,004       2,667       3,040       2,938
 .........................................................................................
Ratio of net charge-offs
  to average loans outstanding      0.60%       0.15%       0.36%       0.17%       0.41%
 .........................................................................................

The following table sets forth information with respect to loans delinquent 90 days or more, non-accrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                            September 30,            December 31,
                                                            -------------            ------------
                                                            1996      1995      1995      1994      1993
                                                            ----      ----      ----      ----      ----
                                                                          (In Thousands)
Nonaccruing loans
     Residential real estate mortgages                     $1,029       298       271       317       291
     Commercial (1)                                         1,649     1,574     1,757     2,894     2,481
     Consumer                                                 153        53       110        40        10
 ..........................................................................................................
Total                                                      $2,831     1,925     2,138     3,251     2,782
 ..........................................................................................................
Other loans past due 90 days or more and still accruing:
     Consumer (2)                                               0         9         1         0        12
     Commercial (1)                                           544       322         0       447         0
 ..........................................................................................................
Total                                                      $  544       331         1       447        12
 ..........................................................................................................
Restructured loans, not included above                          0     1,125     1,125       932     1,006
 ..........................................................................................................
Real estate owned                                             473       975       397       984     1,807
 ..........................................................................................................
Total assets containing specific risk elements             $3,848     4,356     3,661     5,614     5,607
 ..........................................................................................................
Ratio of total loans past due
90 days or more to gross loans                               1.65%     1.32%     1.25%     2.05%     1.95%
 ..........................................................................................................
Ratio of assets containing specific
risk elements to total assets                                1.59%     2.11%     1.74%     2.78%     3.21%
 ..........................................................................................................

(1) Includes commercial real estate loans.

(2) Consists primarily of Guaranteed Student Loans.

Nonperforming loans were $3,375,000 or 1.65% of gross loans at September 30, 1996, compared with $2,256,000 or 1.32% at September 30, 1995 and $2,139,000 or
1.25% at December 31, 1995. Nonperforming loans acquired from Cicero Bank totaled $448,000 at September 30, 1996. The allowance for loan losses covered 70% of nonperforming loans at September 30, 1996, compared with coverage of 133% at September 30, 1995 and 125% at December 31, 1995.

Impaired loans, which included troubled debt restructured loans, were $2,647,000 and $3,837,000 at September 30, 1996 and 1995, respectively. Included in these amounts are $1,248,000 and $3,318,000 of impaired loans for which the related allowance for loan losses is $412,000, and $1,137,000, respectively. In addition, included in the total impaired loans at September 30, 1996 and 1995 are $1,399,000 and $519,000, respectively, of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The average recorded investment in impaired loans during the three months and nine months ended September 30, 1996 was approximately $2,592,000 and $3,220,000, respectively. The large reduction in the amount of impaired loans and the related allowance for loan losses resulted from a writedown of $863,000 in the second quarter of 1996 on an impaired loan with an outstanding balance of approximately $1.1 million.

The amount of interest income recognized on impaired loans for the three months ended September 30, 1996 and 1995 was approximately $25,000 and $83,000, respectively. The amount of interest income recognized on impaired loans for the nine months ended September 30, 1996 and 1995 was approximately $156,000 and $208,000 respectively. The Bank is not committed to lend additional funds to these borrowers.

Potential problem loans at September 30, 1996 amounted to $1,420,000. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrowers' inability to comply with the present loan repayment terms. Of the $1,420,000 in potential problem loans, loans totaling $1,076,000 are considered impaired under SFAS No. 114. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Other Assets
------------

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

Deposits
--------

Total deposits (including advance payments by borrowers for property taxes and insurance) increased $25.2 million or 14.1 % in the first nine months of 1996, to reach $204.3 million at September 30. The Bank assumed Cicero Bank's $19 million of deposit accounts on July 1. The Bank's lower costing transaction accounts (NOW, demand, and savings accounts, excluding accounts acquired from Cicero Bank) increased a combined $10.3 million or 18.3% due almost exclusively to the Bank's Checking Account Marketing Program (CHAMP) which was implemented in February 1996. The Bank completely redesigned and expanded its interest and non-interest bearing checking account product line, offering seven different checking accounts, each one targeted to specific demographic groups. These products are backed up by an on-going direct mail marketing campaign that has been very successful to date. Transaction accounts comprised 35.90% of total deposits at September 30, 1996, up from 31.03% at September 30, 1995 and 31.36% at December 31, 1995. The CHAMP program is an integral part of the Bank's plan to increase its lower costing transaction account base and reduce its dependence on higher costing time deposits. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts. Escrow accounts decreased $1.3 million or 62.5% in 1996 due to the annual payment of real estate taxes on behalf of mortgage customers in the third quarter. Also contributing to the decrease is a change in regulations relating to escrow accounts, resulting in generally lower balances in customer accounts.

The following table sets forth deposits by type of account as of the dates indicated.

                                            September 30,                               December 31,
                             ............................................ ..........................................
                                      1996                  1995                  1995                 1994
                             .................................................................. ....................
                                          Percent              Percent               Percent               Percent
                                         of total              of total              of total             of total
                                 Amount  deposits      Amount  deposits    Amount    deposits    Amount   deposits
                             ...................... ..................... ..................... ....................
                                                             (Dollars in Thousands)
Savings and club accounts      $  39,808    19.49%      32,734    18.44%    33,016      18.43%     36,255    21.24%

Time certificates                108,251    52.99%      99,834    56.23%    99,474      55.54%     85,909    50.33%

Money market accounts             21,937    10.74%      21,551    12.14%    21,448      11.98%     25,502    14.94%

NOW accounts                      19,506     9.55%      12,717     7.16%    13,244       7.39%     13,488     7.90%

Demand accounts                   14,022     6.86%       9,633     5.43%     9,927       5.54%      7,645     4.48%

Escrow accounts                      753     0.37%       1,071     0.60%     2,010      1.12%       1,897     1.11%
 ....................................................................................................................
          Total                 $204,277   100.00%     177,540   100.00%   179,119    100.00%     170,696   100.00%
 ....................................................................................................................


Stockholders' Equity
--------------------

Stockholders' equity at September 30, 1996 was $15.9 million, or $16.78 per share, compared with $14.9 million or $16.05 per share at December 31, 1995. At September 30, 1996, the Company's leverage capital ratio was 6.55% and its risk-based capital ratio was 11.42%. Both capital measurements were in excess of regulatory requirements.

In October 1996 the Company declared a dividend of $.10 per share, representing a 66.7% increase over the previous quarter. The dividend is payable on November 12, 1996 to shareholders of record on October 29.

                     Comparison of the Results of Operations
                     ---------------------------------------

General
-------

Net income was $405,000 or $.43 per share for the third quarter of 1996, compared with $218,000 or $.23 per share for the same period in 1995. For the first nine months of 1996, net income was $1,060,000 or $1.13 per share, compared with $715,000 or $.77 per share in the year ago period. The earnings growth resulted from strong gains in both net interest income and other operating income.

Net Interest Income
-------------------

Net interest income is affected by the difference between the yield earned on interest earning assets and rates paid on interest bearing deposits and borrowings. The relative amounts of interest earning assets, interest bearing deposits, and borrowings also impact net interest income levels.

The following table sets forth, for the three months ended September 30, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) net yield on interest-earning assets; and (vii) ratio of interest-earning assets to interest-bearing liabilities. No tax equivalent adjustments were made.

                                                       1996                                     1995
                                        ....................................     ...................................
                                          Average                   Yield/        Average                   Yield/
                                          Balance    Interest        Rate         Balance    Interest        Rate
                                        ....................................     ...................................
                                                                  (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                           $158,903      $3,140       7.90%        $141,971      $2,838       8.00%
  Other loans                                41,927       1,011       9.59%          27,707         710      10.17%
 ....................................................................................................................
Total loans                                 200,830       4,151       8.25%         169,678       3,548       8.35%
 ....................................................................................................................
  Securities                                 24,048         382       6.32%          26,034         441       6.72%
  Federal funds sold                          1,153          19       6.56%           4,104          60       5.80%
 ....................................................................................................................
Total interest-earning assets               226,031       4,552       8.04%         199,816       4,049       8.09%
 ....................................................................................................................
Non-interest earning assets                  14,284           0                      10,098           0
 ....................................................................................................................
Total assets                              $ 240,315       4,552                     209,914       4,049
 ....................................................................................................................

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts           $   39,420         282      2.84%           35,745         251        2.79%
     Time certificates                      108,706       1,534      5.62%          100,180       1,491        5.90%
     Money market accounts                   22,894         193      3.35%           22,555         188        3.31%
     Now and escrow accounts                 19,724         107      2.16%           13,087          74        2.24%
 ....................................................................................................................
  Total interest-bearing deposits           190,744       2,116      4.41%          171,567       2,004        4.63%
 ....................................................................................................................
  Borrowings                                 15,375         251      6.49%           14,111         238        6.69%
 ....................................................................................................................
Total interest-bearing liabilities          206,119       2,367      4.57%          185,678       2,242        4.79%
Non-interest-bearing deposits                14,747           0                       9,010           0
Non-interest-bearing liabilities              3,567           0                         663           0
 ....................................................................................................................
Total liabilities                           224,433       2,367                     195,351       2,242
Stockholders' equity                         15,882           0                      14,563           0
 ....................................................................................................................
Total liabilities and
  stockholders' equity                    $ 240,315       2,367                     209,914       2,242
 ....................................................................................................................
Net interest income/
  interest rate spread                                    2,185       3.47%                       1,807        3.30%
 ....................................................................................................................
Net interest-earning assets/
  net yield on interest-earning
  assets                                 $   19,912                   3.87%          14,138                    3.62%
 ....................................................................................................................
Ratio of interest-earning assets
  to interest-bearing liabilities                                     1.10                                     1.08
 ....................................................................................................................

Net interest income was $2,185,000 for the three months ended September 30, 1996 compared with $1,807,000 for the same period in 1995. For the first nine months of 1996, net interest income was $5,858,000, compared with $5,474,000 for the same period in 1995. Strong loan growth and a change in the Company's deposit mix, both of which were discussed above, drove the increase in net interest income.

The yield on loans decreased 10 basis points in the third quarter of 1996 compared with the year ago quarter due in part to lower bond market interest rates. The effect of lower rates was partially offset by a proportionately higher rate of growth in higher yielding commercial and consumer loans (Other loans) versus mortgage loans. The third quarter drop in loan yields was much less than the 22 basis point drop that occurred in the second quarter of 1996 compared with the second quarter of 1995, due to the increased weighting of Other loans in the Company's portfolio. The average balance of Other loans represented 20.9% of the total loan portfolio in the third quarter of 1996, compared with 16.7% in the second quarter of 1996.

The average cost of interest bearing liabilities decreased 22 basis points due to a change in the mix of interest bearing deposits, and to lower market interest rates. Savings and NOW accounts, which are the Company's lowest costing source of funds, grew to 31.0% of average interest bearing deposits in the third quarter of 1996, up from 28.5% in the year ago quarter.

The net interest margin, which is equal to net interest income divided by average interest-earning assets, was 3.87% for the third quarter of 1996, up from 3.62% for the year ago quarter. The margin was 3.72% and 3.62% for the nine months ended September 30, 1996 and 1995, respectively.

Other Operating Income
----------------------

Other operating income (excluding gains on sales of loans and securities) was $271,000 in the third quarter of 1996, compared with $184,000 for the same period in 1995. For the first nine months of 1996, other operating income (excluding gains on sales of securities and loans) was $657,000, compared with $487,000 for the same period in 1995. The increases are due primarily to increased service charges on deposits, due to the growth in the Bank's transaction accounts.

Other Operating Expenses
------------------------

Total other operating expenses were $1,982,000 for quarter ended September 30, 1996, compared with $1,593,000 for the same period in 1995. Other operating expenses were $5,390,000 and $4,704,000 for the nine months ended September 30, 1996 and 1995, respectively. The costs of operating the branch acquired from Cicero Bank and one-time charges relating to the acquisition accounted for approximately 50 percent of the increase in the third quarter. The cost of the direct mail marketing program also contributed to the increase in operating expenses for both the quarter and nine months ended September 30, 1996.

Income Taxes
------------

Income taxes for the third quarter of 1996 totaled $25,000 or 5.8% of pre-tax income, compared with $71,000 or 24.6% of pre-tax income for the year ago period. The Company has unrecognized deferred tax assets relating to prior years' provision for loan losses that have not yet been deducted for income tax purposes. The Company expects to generate sufficient earnings in 1996 to recognize the deferred tax assets, which will result in an effective tax rate of approximately 5% for 1996. The Company's effective tax rate is projected to increase to approximately 35% in 1997.

PART II.  OTHER INFORMATION
---------------------------

         ITEM 1.  Legal Proceedings
                  Not applicable

         ITEM 2.  Changes in Securities
                  Not applicable

         ITEM 3.  Defaults Upon Senior Securities
                  Not applicable

         ITEM 4. Submission of Matters to a Vote of Security Holders Not applicable

         ITEM 5.  Other Information
                  On October 8, 1996, the Company declared a cash dividend of $.10 per share, payable on November 12, 1996 to shareholders of record on October 29.

         ITEM 6.  Exhibits and Reports on Form 8-K
                  a) Exhibits

                      No.           Exhibit
                      ---           -------

                       27           Financial Data Schedule

                  a) Not applicable

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CENTER BANKS INCORPORATED
                            -------------------------
                                  (Registrant)

By:  /s/ John P. Driscoll                     Date: November 12, 1996
     --------------------                           -----------------
     John P. Driscoll
     Chairman, President and Chief
     Executive Officer

By: /s/ J. Daniel Mohr                        Date: November 12, 1996
    ------------------                              -----------------
    J. Daniel Mohr
    Chief Financial Officer
    and Treasurer