Form 10-K
period 1996-12-31
CENTER BANKS INC
filed 1997-03-31
CIK 829282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                  FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                             ------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-18513
                                               --------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,015,000.

As of March 14, 1997, 950,501 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Document                                   Part of 10-K into which incorporated
     --------                                   ------------------------------------

Portions of the Annual Report to Shareholders
for the year ended December 31, 1996            Parts II and IV

Portions of the definitive Proxy Statement
for Annual Meeting of Shareholders to be
held April 15, 1997                             Part III



                                TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 1996
                            CENTER BANKS INCORPORATED



                                                                                      PAGE
                                                                                      ----
PART I.
         Item 1.  Business............................................................  1
         Item 2.  Properties.......................................................... 18
         Item 3.  Legal Proceedings................................................... 18
         Item 4.  Submission Of Matters To A Vote Of Security Holders................. 18

PART II.
         Item 5.  Market For The Registrant's Common Stock And Related Stockholder
                       Matters........................................................ 19
         Item 6.  Selected Financial Data............................................. 19
         Item 7.  Management's Discussion And Analysis Of Financial Condition
                       And Results Of Operations ..................................... 19
         Item 8.  Financial Statements And Supplementary Data......................... 19
         Item 9.  Changes In And Disagreements With Accountants On Accounting
                       And Financial Disclosure....................................... 19

PART III.
         Item 10. Directors And Executive Officers Of The Registrant ..................20
         Item 11. Executive Compensation ..............................................20
         Item 12. Security Ownership Of Certain Beneficial Owners And Management ......20
         Item 13. Certain Relationships and Related Transactions ......................20

PART IV.
       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .....20


PART I.

ITEM 1.           BUSINESS

                                     GENERAL

         Center Banks Incorporated ("Center Banks" or the "Company") is a Delaware-chartered bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the primary business of which is the ownership and operation of its sole subsidiary, Skaneateles Savings Bank ("Skaneateles" or the "Bank"). Skaneateles is a New York-chartered stock savings bank headquartered in the Village of Skaneateles, Onondaga County, New York. Deposit accounts of the Bank are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"). In continuous operation since 1866, the Bank conducts business from eight full-service banking offices located in Onondaga and Oswego counties of New York State. Historically, Skaneateles has been engaged in the business of attracting deposits from the general public and earning income on those funds through various lending and investment activities.

       The Bank operated as a single office savings bank in Skaneateles, New York until 1967 when it opened its first branch office in Camillus, a suburb of Syracuse. During 1988, the Bank opened an office in downtown Syracuse. In December 1994, the Bank purchased a second branch in Syracuse. The Bank opened three in-store branches in newly constructed or renovated supermarkets in Onondaga and Oswego counties during the fourth quarter of 1994 and first four months of 1995. The in-store branches provide all of the same products and services as the Bank's traditional branches, with the exception of safe deposit boxes.

       On July 1, 1996, the Bank acquired substantially all of the assets and assumed the deposit liabilities of Cicero Bank ("Cicero"). Total assets acquired were $19.1 million, consisting of loans ($14.0 million), cash ($4.0 million) and other assets ($1.1 million). Total deposit liabilities assumed were $19.1 million, consisting of time accounts ($9.9 million), money market accounts ($2.3 million) and savings and demand accounts ($6.9 million). The excess of the purchase price over the fair value of assets acquired ("goodwill") amounted to $494,000 and is included in other assets. Goodwill is being amortized over the expected useful life of seven years on a straight line basis.

         The Company's financial performance depends primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, primarily loans, investments and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The relative amounts of interest-earning assets, deposits and borrowings also impact net interest income. The Company's financial performance is also affected by the establishment of provisions for loan losses and the level of its other income, including fees on loans sold, deposit service charges, the results of foreclosed real estate activities, gains or losses from the sale of loans as well as its other operating expenses and income tax provisions. The Company's financial performance has historically been affected by local economic and competitive conditions, primarily in the market area of Metropolitan Syracuse. Changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities all have an impact on the Company's financial performance.


                               LENDING ACTIVITIES

         The lending activities of Skaneateles are affected principally by the demand for such loans, competition and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, monetary policies of the Federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

         RESIDENTIAL REAL ESTATE LENDING. Most of Skaneateles' residential loan portfolio is secured by first mortgages on real estate located in the greater Syracuse area, and to a lesser extent, the greater Rochester area. Most local residential loans are originated directly by Skaneateles. The Bank also purchases loans for its portfolio from time to time, although no purchases were made in 1996 or 1995.

       A large portion of the residential mortgages originated in 1996 and 1995 was referred to the Bank by third-party brokers in areas contiguous to the Bank's designated lending area. Brokers were used to supplement the Bank's own direct originations in order to meet mortgage lending goals. Increasing competition in mortgage lending, however, has squeezed margins and profitability. As a result, the Bank has shifted its lending focus, placing more emphasis on consumer and commercial loans. In the third quarter of 1996, the Bank effectively suspended the use of mortgage brokers, focusing instead on its designated lending area for residential mortgages. It is expected that future mortgage production will decrease as a result. Loans purchased or originated through a broker are subject to the same underwriting standards as loans originated directly by the Bank.

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

        The Bank originates both fixed and adjustable rate residential mortgages with a maximum maturity of 30 years, and for fixed rate loans, a monthly or bi-weekly payment option. The bi-weekly mortgages require the borrower to maintain a deposit account with the Bank from which mortgage payments are automatically deducted. Loans will be granted in amounts up to 95% of appraised value; however, all loans with a loan-to-value ratio in excess of 80% are required to carry private mortgage insurance sufficient to reduce the Bank's exposure to 75% of appraised value.

         Fixed rate mortgages are predominately underwritten in accordance with secondary market standards, and therefore can be sold at any time in response to changes in interest rates or to meet liquidity needs. Fixed rate mortgages with terms of 15 years or less are originated for portfolio as long as they fit the Company's established asset/liability mix, while fixed rate mortgages with terms greater than 15 years are sold on the secondary market to control the Company's interest rate risk. The Bank retains servicing on all loans sold.

        The Bank offers adjustable rate loans, indexed to the one-year or three-year U.S. Treasury Note, with rates that adjust annually (1 year ARM), or once every three years (3 year ARM). The Bank also offers a 5/1 ARM. The 5/1 ARM is a loan with a fixed rate of interest for the first five years. On the loan's fifth anniversary, the rate converts to the current rate for a 1-year ARM, and adjusts annually over the remaining term of the loan. Adjustable rate loans are generally retained for portfolio.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. Skaneateles originates loans secured by multi-family (over four units) and commercial properties, such as small office buildings, which are generally owner-occupied.

         The majority of loans on income-producing property currently offered by Skaneateles carry an adjustable rate tied to the one-, three- or five-year U.S. Treasury Note, typically with a maximum amortization period of 20 years. In setting interest rates and origination fees on new loans and loan extensions, management considers both current conditions and its analysis of the risk associated with the particular project.

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

         COMMERCIAL LENDING. The Bank makes loans to small and medium-sized businesses in its primary market area of Onondaga County, eastern Cayuga County and the city of Oswego, New York, offering mortgages, secured and unsecured working capital loans, term loans, leases and lines of credit. In January 1997, the Bank expanded its commercial loan products by offering dealer floor plans. Through this program the Bank offers revolving credit lines to local automobile, boat and recreational vehicle dealerships to finance inventory purchases. Rates, terms, compensatory balances, fees and charges are based upon market conditions and the risk involved for each loan. The risks involved are determined based upon a credit analysis performed on the potential borrower which emphasizes economic conditions as well as the availability of cash flow from operations to support the credits, and collateral.

          Commercial loans generally involve a higher degree of risk than residential mortgage loans. Unlike residential mortgage loans, which are generally made on the basis of the borrower's ability to make repayment from employment and other income, and which are secured by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may not be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business. The Bank attempts to mitigate the risks inherent in commercial lending through its underwriting, documentation, financial analysis and monitoring of the borrower's financial performance.

         CONSUMER LENDING. New York State law permits Skaneateles to engage in various types of consumer lending. Consumer loan products include auto and boat loans, unsecured personal loans, home equity loans and home equity lines of credit. All consumer loans, except home equity lines of credit, carry fixed rates of interest and terms ranging from three years to fifteen years. The Bank's home equity line of credit program offers a credit line secured by a second mortgage of up to 75% of appraised market value less other mortgages outstanding on residential properties, repricing monthly indexed to the prime rate. The Bank also originates student loans and hold them in its portfolio while the student is in school. At the time the loan is to go into repayment, it will be sold to the Student Loan Marketing Association under a continuing commitment.

       To further increase consumer loan production, the Bank implemented an indirect lending program in the third quarter of 1996, through which it receives consumer loan applications from Bank-approved automobile, boat and recreational vehicle dealerships on behalf of their customers to finance their purchases. This program is expected to be an integral part of the Bank's consumer loan origination efforts in 1997 and beyond. These applications are subject to the Bank's normal consumer loan underwriting criteria.

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

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.


                                                                       AT DECEMBER 31,
                          -------------------------------------------------------------------------------------------------------
                                1996                   1995                 1994                  1993                 1992
                          ----------------      ----------------     -----------------     ----------------     ----------------
                           AMOUNT     %          AMOUNT     %         AMOUNT     %          AMOUNT     %         AMOUNT     %
                         -----------------      ----------------     ----------------      ----------------     ----------------
                                                             (Dollars in Thousands)
Loans secured by first
 mortgages on real estate:
   Residential          $ 129,651    62.74%      116,320   67.80%    110,404    66.10%      87,623   61.16%       53,033   46.92%

   Commercial              31,728    15.35%       27,357   15.94%     28,175    16.87%      25,854   18.05%       24,423   21.61%

Other loans:

   Commercial              18,861     9.13%       10,631    6.20%     13,274     7.95%      15,574   10.87%       20,571   18.20%

   Home equity and
       improvement         17,599     8.52%       14,578    8.50%     13,219     7.92%      12,454    8.69%       12,499   11.06%

   Guaranteed student        882      0.43%          858    0.50%        789     0.47%         825    0.58%        1,094    0.97%

   Other consumer           7,924     3.83%        1,821    1.06%      1,148     0.69%         928    0.65%        1,407    1.24%

---------------------------------------------------------------------------------------------------------------------------------
          Total         $ 206,645   100.00%      171,565  100.00%    167,009   100.00%     143,258  100.00%      113,027  100.00%
=================================================================================================================================


       Total loans were $206.6 million at December 31, 1996, an increase of $35.1 million or 20.5% from December 31, 1995. Gross loan growth was $20.7 million or 12.1% excluding loans acquired from Cicero. Loan originations for 1996 totaled $54.2 million, an increase of 154% from 1995's originations of $21.3 million.

       Residential mortgage originations were $30.4 million in 1996, an increase of 141% from 1995's originations. This represented 56.1% of 1996's total loan originations, down from 59.2% in 1995. Approximately $15.2 million or 50.0% of the residential loans originated in 1996 were for fixed rates of interest, compared with $12.0 million and 63.8%, respectively, in 1995. During 1996, the Bank sold approximately $4.8 million of fixed rate residential loans, compared with $2.0 million in 1995. Originations of 1 year and 3 year ARM's totaled $2.2 million or 7.2% of residential mortgage originations in 1996, compared with $2.6 million or 13.8% in 1995. Originations of 5/1 ARM's totaled $7.2 million or 23.7% of residential loan originations in 1996, compared with $4.2 million or 22.4% in 1995.

       Consumer loan originations were $10.5 million or 19.4% of total loan originations in 1996, compared with $4.7 million or 22.2% in 1995. Although the relative level of originations is down from last year due to stronger growth in the other loan categories, the actual origination volume of consumer loans increased 122%, due primarily to a larger branch network and more focused marketing efforts. The Bank opened two new in-supermarket branches in the second quarter of 1995 and added another branch from Cicero in 1996. These three new branches contributed significantly to consumer loan production in 1996, accounting for approximately 41% of total originations. The Bank's marketing strategy changed in 1996 from general media advertising to targeted mailings to current and potential customers promoting specific products. In January 1997, a marketing software package was purchased which allows the Bank to identify all relationships with its customers on an individual or household level. This software is expected to further enhance the effectiveness of the direct mail marketing program.

       Commercial loan and mortgage originations were $13.3 million or 24.5% of total loan originations in 1996, up from $4.0 or 18.6% in 1995. Compared with 1995, total new commercial loan and mortgage volume increased 235%. The increase resulted largely from a strengthening of the Bank's business development activities, including an active calling program, a new indirect leasing program and a greater presence by the Bank in local trade and business shows.

         Contractual maturities of mortgage loans do not reflect the actual term of Skaneateles' loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give Skaneateles the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage while the loan is outstanding. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages, and tends to decrease due to prepayments when current mortgage interest rates are below the rates on existing mortgages.

         The following table sets forth the contractual maturity of the commercial loan portfolio and real estate construction loans at December 31, 1996.

                                                    Within            One to              After
                                                   one year         five years         five years          Total
--------------------------------------------------------------------------------------------------------------------
                                                                           (In Thousands)

Commercial loans - adjustable rate                $     4,541              5,847            2,877            13,265
Commercial loans - fixed rate                           1,201              3,269            1,126             5,596
Real estate construction loans - adjustable rate          769                  0                0               769

--------------------------------------------------------------------------------------------------------------------
     Total                                        $     6,511              9,116            4,003            19,630
--------------------------------------------------------------------------------------------------------------------

                          INTEREST SENSITIVITY ANALYSIS

       The goal of asset/liability management is to reduce the volatility of net interest income during periods of changing market interest rates (interest rate risk). The Company uses three methods to measure its interest rate risk: i) gap;
ii) duration; and iii) simulation analysis. Gap analysis measures the difference between assets and liabilities which reprice and/or mature within a given time frame, typically the cumulative one-year horizon. An asset-sensitive gap position could lead to an increase in net interest income in a rising rate environment, and a decrease in net interest income in a falling rate environment, as assets reprice or mature quicker than liabilities. Conversely, a liability-sensitive gap position could lead to a decrease in net interest income in a rising rate environment and an increase in net interest income in a falling rate environment. Duration analysis measures the weighted average time to receive (pay) all cash flows (principal and interest) on a financial instrument. The shorter the duration of a financial instrument, the quicker its cash flows are received (paid). Simulation analysis measures the impact on net interest income and market value of equity of hypothetical changes in interest rates. Through simulation analysis, management can also estimate the impact on net interest income of different investing and funding strategies.

       In February 1996, the Bank purchased an interest rate floor with a notional amount of $18 million, to hedge a portion of its prime-based loan portfolio. Under the agreement, which expires in February 1999, the Bank will receive payments on a quarterly basis if the prime rate drops below 8.25% (the "strike rate"). Payments are equal to the amount by which the prime rate falls below the strike rate multiplied by the notional amount of the floor. The fee paid for the floor is included in other assets and is being amortized to interest income using the interest method over the life of the floor.

       The Company's cumulative 1 year ratio of rate sensitive assets to rate sensitive liabilities (1 year gap) was .98 at December 31, 1996. The duration of interest-bearing assets and liabilities was 2.19 years and 1.58 years, respectively. These measurements indicate a slightly liability-sensitive position.

        The following table sets forth, as of December 31, 1996, information regarding the interest-sensitive assets and liabilities of the Company.

                                      0 to           Over 3        Over 1         Over 5         Over
                                    3 Months      to 12 Months    to 5Years     to 10 Years    10 Years      Total
---------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold                 $  3,800                0            0              0             0       3,800
  Securities                            2,041            6,961        6,123            502         1,251      16,878
  Federal Home Loan Bank stock          1,410                0            0              0             0       1,410
  Mortgage loans                       18,386           56,072       50,000         25,851        11,070     161,379
  Consumer loans                       10,656            3,009       10,283          1,941           516      26,405
  Commercial loans                     10,445            2,862        4,275              0         1,279      18,861
---------------------------------------------------------------------------------------------------------------------
Total                                  46,738           68,904       70,681         28,294        14,116     228,733
---------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits:
     Savings and club accounts(1)       3,870           11,607       15,471          7,742             0      38,690
     Time certificates                 27,475           44,409       30,366          5,179             0     107,429
     Money market accounts             21,991                0            0              0             0      21,991
     Now and escrow accounts(1)         1,071            3,505       13,987          3,495             0      22,058
  Borrowings                            2,516            2,000       10,025          2,450         1,190      18,181
---------------------------------------------------------------------------------------------------------------------
Total                                  56,923           61,521       69,849         18,866         1,190     208,349
---------------------------------------------------------------------------------------------------------------------
Gap                                  $(10,185)           7,383          832          9,428        12,926      20,384
---------------------------------------------------------------------------------------------------------------------
Cumulative gap                       $(10,185)          (2,802)      (1,970)         7,458        20,384
---------------------------------------------------------------------------------------------------------------------
Cumulative gap as a
     percentage of
     interest-earning
     assets                            (4.45%)         (1.23%)       (0.86%)          3.26%         8.91%
---------------------------------------------------------------------------------------------------------------------

       (1)The scheduled repricing of savings and Now accounts is based on FDIC guidelines. These guidelines state savings and Now accounts may be distributed across any of the first four time bands, with a maximum of 20 percent in the 5 to 10 year time band and no more than 40 percent combined in years 3 through 10.

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

                                                         1996                                 1995
                                          -----------------------------------   ------------------------------------
                                                   Increase (Decrease)                  Increase (Decrease)
                                             Volume        Rate        Net         Volume       Rate         Net
                                          --------------------------------------------------------------------------
                                                                       (In Thousands)
Interest income on interest-earning assets:
     Mortgage loans                        $      860          44        904         1,266         949        2,215
     Other loans                                  793        (263)       530           (69)        422          353
     Securities                                  (151)        (31)      (182)          105         127          232
     Federal funds sold                            55         (16)        39           126           5          131
--------------------------------------------------------------------------------------------------------------------
  Total                                         1,557        (266)     1,291         1,428       1,503        2,931
--------------------------------------------------------------------------------------------------------------------

Interest expense on interest-bearing liabilities:
Deposits:
     Savings and club accounts             $      100           3        103          (108)         50          (58)
     Time certificates                            369         (59)       310         1,481         712        2,193
     Money market accounts                        (35)          0        (35)         (142)        137           (5)
     Now and escrow accounts                       75         (12)        63            41          24           65
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                  509         (68)       441         1,272         923        2,195
Borrowings                                         94         (32)        62           (13)         77           64
--------------------------------------------------------------------------------------------------------------------
  Total                                           603        (100)       503         1,259       1,000        2,259
--------------------------------------------------------------------------------------------------------------------

Net interest income                        $      954        (166)       788           169         503          672
--------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.

                                         ------------------------------------------------
                                                           December 31,
                                         ------------------------------------------------
                                           1996     1995     1994       1993      1992
                                         ------------------------------------------------
                                                         (In Thousands)
Nonaccruing loans
     Residential real estate mortgages   $1,359       271       317       291       582
     Commercial (1)                       1,626     1,757     2,894     2,481     1,900
     Consumer                               186       110        40        10        63
---------------------------------------------------------------------------------------
Total                                    $3,171     2,138     3,251     2,782     2,545
---------------------------------------------------------------------------------------
Other loans past due 90 days or more
  and still accruing:
     Consumer (2)                        $   29         1         0        12        16
     Commercial (1)                         370         0       447         0         0
     Lease loans                              0         0         0         0         0
---------------------------------------------------------------------------------------
Total                                    $  399         1       447        12        16
---------------------------------------------------------------------------------------
Restructured loans, not included above        0     1,125       932     1,006       901
---------------------------------------------------------------------------------------
Real estate owned                           717       397       984     1,807     1,578
---------------------------------------------------------------------------------------
Total assets containing specific risk
elements                                 $4,287     3,661     5,614     5,607     5,040
---------------------------------------------------------------------------------------
Ratio of total loans past due
90 days or more to gross loans             1.73%     1.25%     2.05%     1.95%     2.27%
---------------------------------------------------------------------------------------
Ratio of assets containing specific
risk elements to total assets              1.77%     1.74%     2.78%     3.21%     2.98%
---------------------------------------------------------------------------------------

(1) Includes commercial real estate loans
(2) Consists primarily of Guaranteed Student Loans.

         The following table sets forth the amounts of interest income not recognized on nonaccruing loans during each period (not including the effect of loans charged off during the period).

                                                                          December 31,
                                              ----------------------------------------------------------------------
                                                 1996           1995          1994           1993           1992
                                              -----------    -----------   -----------    -----------    -----------
                                                                         (In Thousands)
Income that would have been accrued
at original contract rates                     $  283            155           172            104            112


       Nonperforming (nonaccrual loans and real estate owned) assets totaled $3.9 million, or 1.6% of total assets at December 31, 1996, compared with $2.5 million, or 1.2% of total assets at December 31, 1995. Included in nonperforming assets at December 31, 1996 were nonaccrual loans of $3.2 million or 1.5% of gross loans, compared with $2.1 million or 1.2% at December 31, 1995. Nonaccrual loans acquired in the Cicero transaction accounted for approximately 56% of the increase in 1996. Excluding the loans acquired from Cicero, the Bank's nonperforming loans would have been $2.5 million or 1.3% of gross loans at December 31, 1996.

         Potential problem loans at December 31, 1996 amounted to $1.8 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

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

       The Bank utilizes a risk rating system in its credit quality estimation process. This system involves an ongoing review of business loans and commercial real estate loans that culminates in loans being assigned a risk rating based upon various credit criteria. If the review indicates a sufficient level of risk, an allowance is established proportionate to the perceived risk for each loan. Loans not having an individually established allowance are aggregated by the type of loan, and an allowance is estimated based upon aging statistics, past experience and economic factors.

       Generally, all commercial mortgage loans and commercial loans in a delinquent payment status (90 days or more delinquent) are considered impaired. The Bank estimates losses on impaired loans based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or the fair value of the underlying collateral if the loan is collateral dependent. An impairment loss exists if the recorded investment in a loan exceeds the value of the loan as measured by the aforementioned methods. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Residential mortgage loans, consumer loans, home equity lines of credit and education loans are evaluated collectively since they are homogenous and generally carry smaller individual balances.

       As with any financial institution, poor economic conditions, high interest rates, high unemployment and other matters outside of the Bank's control may lead to increased losses in the loan portfolio. Management has various controls in place designed in an effort to limit losses, such as: 1) a comprehensive "watch list" of possible loan problems, 2) a fully documented policy concerning loan administration (loan file documentation, disclosures, approvals, etc.) and 3) a loan review department to audit for adherence to established Bank controls and to review the quality and anticipated collectibility of the portfolio. The loan review department reports monthly to the Executive Committee of the board of directors, which in turn, reports to the full board of directors. The power to authorize charge-offs rests solely with the board of directors.

        Impaired loans, which included troubled debt restructured loans, were $1.9 million and $4.0 million at December 31, 1996 and 1995, respectively. Included in these amounts are $832,000 and $2.7 million of impaired loans for which the related allowance for loan losses is $216,000 and $884,000, respectively. In addition, included in the total impaired loans at December 31, 1996 and 1995 are $1.1 million and $1.3 million of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The average recorded investment in impaired loans during 1996 and 1995 was approximately $2.9 million and $3.9 million, respectively. The amount of interest income recognized on impaired loans in 1996 and 1995 was approximately $166,000 and $281,000, respectively. The Bank is not committed to lend additional funds to these borrowers.

        The Company recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgment and other factors.

       Management believes the allowance for loan losses as of December 31, 1996 was adequate based upon the quality of the loan portfolio at that date. Future additions to the allowance will be based, among other factors, on changes in economic conditions and financial stress of the Company's borrowers.

         The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                                          December 31,
                                              ---------------------------------------------------------------------

                                                 1996          1995          1994           1993           1992
                                              -----------    ----------   -----------    -----------    -----------
                                                                         (In Thousands)

Beginning Balance                              $   2,667         3,040         2,938          2,847          4,019

Provision                                            175           235           360            600            455

Charge-offs
-----------
     Residential mortgages                           (74)            0           (18)             0              0
     Commercial mortgages                           (168)         (569)            0           (237)          (522)
     Business                                       (999)         (153)         (331)          (428)         1,145)
     Other consumer                                  (60)          (10)          (17)           (64)           (30)
-------------------------------------------------------------------------------------------------------------------
                                                  (1,301)         (732)         (366)          (729)        (1,697)
-------------------------------------------------------------------------------------------------------------------

Recoveries
----------
     Commercial mortgages                              0             0             0              4              0
     Business                                        118           118            96            203             60
     Other consumer                                    8             6            12             13             10
-------------------------------------------------------------------------------------------------------------------

                                                     126           124           108            220             70
-------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                   (1,175)         (608)         (258)          (509)        (1,627)
-------------------------------------------------------------------------------------------------------------------

Allowance of acquired bank                           447             0             0              0              0

-------------------------------------------------------------------------------------------------------------------
Ending Balance                                 $    2,114        2,667         3,040          2,938          2,847
-------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs during the year
  to average loans outstanding during the          0.62%          0.36%         0.17%          0.41%          1.43%
  year
-------------------------------------------------------------------------------------------------------------------

               The following table sets forth the allocation of the allowance for loan losses as of the dates indicated.


                                                                         DECEMBER 31,
                                              --------------------------------------------------------------------
                                                 1996          1995           1994          1993          1992
                                              -----------   -----------    -----------   -----------   -----------
                                                                        (IN THOUSANDS)

Consumer                                       $     178            80             59            34            39
Commercial   (1)                                   1,822         2,517          2,926         2,850         2,670
Residential                                          114            70             55            54           138
------------------------------------------------------------------------------------------------------------------
                                               $   2,114         2,667          3,040         2,938         2,847
------------------------------------------------------------------------------------------------------------------

 (1)     Includes commercial real estate loans.


                                   SECURITIES

         Skaneateles has authority to purchase a wide range of securities, subject to various restrictions. See "Regulation - New York Law."

         Historically, Skaneateles' investment strategy was primarily to hold securities for the purpose of providing liquidity and generating income. Such securities consisted primarily of U.S. Treasury Notes, high grade corporate bonds and mortgage-backed securities (primarily fixed rate and variable rate pass through certificates issued and guaranteed by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC)). Pursuant to the Bank's investment policy, all purchases for the investment portfolio must be investment grade securities that are included in one of the top four bond rating categories. At December 31, 1996, all of the corporate bond portfolio consisted of investments which were included in such a category.

       The Company classifies its debt securities as either available-for-sale or held-to-maturity, as the Company does not hold any securities considered to be trading. Equity securities are classified as available-for-sale. Held-to-maturity securities are those debt securities that the Company has the ability and intent to hold until maturity. All other securities not included as held-to-maturity are classified as available-for-sale. The Company expects to re-evaluate the appropriateness of its portfolio designations, and may consider reclassifying its held-to-maturity portfolio to available-for-sale sometime in the future.


       Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity until realized. The unrealized gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-for-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

         Presented below are the carrying values (in thousands) of the securities portfolio as of the dates indicated.

                                                                                    DECEMBER 31,
                                                                  ------------------------------------------------
                                                                       1996             1995              1994
                                                                  ---------------   -------------    -------------
SECURITIES AVAILABLE FOR SALE:
  U.S. government and Federal agency obligations                    $ 5,027              6,106              8,942
  Mortgage-backed securities:
    FNMA                                                                  0                  0                191
    FHLMC                                                                 0              2,547              8,143
  Other asset-backed securities                                         982                  0                  0
------------------------------------------------------------------------------------------------------------------
                                                                    $ 6,009              8,653             17,276
==================================================================================================================

SECURITIES HELD TO MATURITY:
U.S. government and Federal agency obligations                      $ 4,992              6,026              1,963
Mortgage-backed securities:
  FNMA                                                                  145                170                  0
  FHLMC                                                               3,674              4,493                  0
Obligations of states and political subdivisions                      1,782              1,714              1,731
Corporate bonds, notes and debentures                                   300                401                901
------------------------------------------------------------------------------------------------------------------
                                                                    $10,893             12,804              4,595
==================================================================================================================


                                    DEPOSITS

         Skaneateles attracts both short-term and long-term deposits of individuals and businesses by providing a wide assortment of accounts. Included among these products are savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts (MMDA) and certificates of deposit. Skaneateles has no brokered deposits. The Bank's most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Bank faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. Skaneateles competes for deposits principally by offering depositors a wide variety of deposit programs with competitive terms, convenient branch locations and hours, tax deferred retirement programs and other services. Skaneateles does not rely upon any individual group or entity for a material portion of its deposits.

         Skaneateles offers fixed rate certificates of deposit with maturities of 91 days to seven years. A minimum of $500 is required to open a certificate of deposit. Generally, interest rates on these certificates are determined by the combination of open market interest rates, rates offered by competitors, and the Bank's liquidity needs. Interest is compounded and credited monthly on such certificates.

         The Bank currently offers a tiered money market deposit account. Accounts with balances $50,000 and over earn an annual yield equal to 90% of the average discount rate set weekly at the 91-day Treasury Bill auction. Accounts with lower balances earn interest based on a graduated scale. Interest is compounded and credited monthly on these accounts.

         Regular savings accounts currently earn interest at an annual rate of 2.85%, which accrues daily and is compounded and credited monthly. No minimum balance is required to earn interest on these accounts.

        Skaneateles offers a wide array of checking accounts, including a non-interest bearing account which has no minimum balance requirement, no monthly maintenance fee and no per check charge. The Bank also offers interest bearing checking accounts whose rates and fees vary based on the type of the account and amount on deposit.

         Skaneateles also offers non-deposit products including annuities and mutual funds through an arrangement with a third party agent. These products are not insured by the FDIC.

         The following table sets forth deposits by type of account as of the dates indicated:

                                                                 DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                1996                     1995                        1994
                                        -----------------------  -----------------------   -------------------------
                                                   Percent of                Percent of                Percent of
                                                       total                    total                    total
                                          Amount     deposits      Amount     deposits      Amount     deposits
                                        ---------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Savings and club accounts                $  38,690     18.87%         33,016    18.43%         36,255       21.24%

Time certificates                          107,429     52.39%         99,474    55.54%         85,909       50.33%

Money market accounts                       21,991     10.73%         21,448    11.98%         25,502       14.94%

NOW accounts                                20,314      9.91%         13,244     7.39%         13,488        7.90%

Demand accounts                             14,861      7.25%          9,927     5.54%          7,645        4.48%

Escrow accounts                              1,744      0.85%          2,010     1.12%          1,897        1.11%
------------------------------------------------------------------------------------------------------------------
          Total                          $ 205,029    100.00%        179,119   100.00%        170,696      100.00%
------------------------------------------------------------------------------------------------------------------

         The Bank offers preferred rates on certificates of deposit of $100,000 or more. These rates are determined daily based upon the factors noted above. The Bank does not rely heavily on these deposits. At December 31, 1996, 1995 and 1994, the aggregate amounts of certificates of deposit in denominations of $100,000 or more were approximately $13,065,000, $9,074,000 and $7,839,000, respectively.

         The following table presents the amounts of certificates of deposit in denominations of $100,000 or more at December 31, 1996 which mature during the periods indicated.

     MATURITY                                        AMOUNT
     --------                                        ------

3 months or less                                        $ 4,590
3 to 6 months                                             3,101
6 to 12 months                                            2,330
Over 12 months                                            3,044
----------------------------------------------------------------
Total                                                   $13,065
----------------------------------------------------------------

       Total deposits, including escrow, were $205.0 million at December 31, 1996, an increase of $25.9 million or 14.5% from the end of 1995. Excluding deposits assumed from Cicero, deposits increased $6.9 million or 3.9% in 1996. The Bank changed its strategy for deposit growth in 1996, placing more emphasis on savings and checking accounts, which carry lower rates of interest than time accounts and tend to be less sensitive to changes in interest rates. In February 1996, the Bank developed seven new checking account products, each targeted to specific demographic groups and supported by an active direct mail marketing campaign. As a result, the Bank's total checking account balances increased $7.8 million or 33.4% in 1996, while its savings account balances were up $2.9 million or 8.9%. Both gains were exclusive of accounts assumed from Cicero. More than 7,700 new checking accounts were opened in 1996 as a result of this program, representing a 133% increase in the number of accounts compared with the end of 1995. The direct mail marketing program will be a key part of the Bank's deposit growth strategy for the foreseeable future. In addition to the lower interest cost of these deposits, the accounts generate fee income which will provide a stable source of revenue regardless of fluctuations in interest rates. Also, the increase in checking account customers provides a significant opportunity to cross-sell other deposit and loan products.

        The following table sets forth the average amount of and the average rate paid on each category of deposits which is in excess of ten percent of average total deposits.

                                                                  Years ended December 31,
                                              1996                     1995                    1994
                                          ------------------------ -----------------------  -----------------------
                                            Average     Average      Average     Average      Average    Average
                                            Balance       Rate       Balance      Rate        Balance      Rate
                                          ------------------------ -----------------------  -----------------------
                                                                   (Dollars In Thousands)
  Savings and club accounts              $ 36,576        2.84%        33,133     2.83%        37,045      2.59%

  Time certificates                       104,023        5.68%        97,596     5.74%        70,395      4.84%

  Money market accounts                    21,919        3.33%        23,000     3.33%        27,652      2.79%



                                   BORROWINGS

         The Bank occasionally borrows funds to invest in assets to manage its asset/liability position and its net interest income. Additionally, the Bank also borrowed $2.0 million from the Federal Home Loan Bank of New York (FHLB) in 1987 at 10.51% for 15 years to fund the purchase of the downtown Syracuse banking center.

         The following table sets forth the borrowings of Skaneateles as of the dates indicated.

                                                                                    December 31,
                                                                 ---------------------------------------------------
                                                                     1996              1995               1994
                                                                 -------------     --------------     --------------
                                                                                   (In Thousands)

Securities sold under repurchase agreements                        $    2,516              1,651              1,229
Overnight advances from the FHLB of New York                                0                  0                  0
Advances from the FHLB of New York                                     14,000             11,000             11,000
Municipal securities sold with put options                              1,665              1,735              1,755
--------------------------------------------------------------------------------------------------------------------
                                                                    $  18,181             14,386             13,984
--------------------------------------------------------------------------------------------------------------------

Weighted average interest cost of
  borrowings during the year                                            6.48%              6.70%              6.17%
--------------------------------------------------------------------------------------------------------------------

                           SELECTED PERFORMANCE RATIOS

         Selected performance ratios of the Company are as follows:

                                                                                  Year ended December 31,
                                                                         ------------------------------------------
                                                                            1996           1995           1994
                                                                         ------------   ------------   ------------
Return on Assets
     Net Income / Average Total Assets                                      0.65%          0.51%          0.54%

Return on Equity
     Net Income / Average Stockholders' Equity                              9.43%          7.24%          7.27%

Dividend Payout Ratio
     Cash Dividends Declared / Net Income                                  17.83%         16.81%         11.32%

Equity to Asset Ratio
     Average Stockholders' Equity /Average Total Assets                     6.91%          7.03%          7.38%



                                    PERSONNEL

         As of December 31, 1996 Skaneateles had 99 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and Skaneateles considers its relationship with its employees to be good.

         EXECUTIVE OFFICERS. The following information is supplied with respect to the executive officers of the Company as of December 31, 1996.


       NAME                                   AGE         TITLE
       ----                                   ---         -----
       John P. Driscoll                        56         Chairman, President and Chief Executive Officer
       J. David Hammond                        52         Executive Vice President & Secretary
       J. Daniel Mohr                          31         Treasurer
       William J. Welch                        47         Asst. Secretary & Asst. Treasurer


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

         FEDERAL DEPOSIT INSURANCE CORPORATION. Skaneateles' deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. As an insured bank, Skaneateles is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC periodically conducts examinations of insured institutions and, based upon evaluations, may revalue assets of an insured institution and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. In addition, the FDIC has adopted regulations and a statement of policy which define and establish certain minimum requirements for capital adequacy. Under the regulations, insured state nonmember banks such as Skaneateles are required to maintain minimum risk-based capital and leverage capital. The Bank is in compliance with FDIC capital requirements.

       The annual premium charge for FDIC insurance is based on the level of capital maintained by the institution and results of periodic regulatory examinations. The following table sets forth the annual premium charge for the periods indicated for FDIC insurance per $100 of the Bank's total deposits.

                 Date                       Premium per $100 of total deposits
-------------------------------------------------------------------------------
January 1, 1996 to present (*)                               $.00
June 1, 1995 to December 31, 1995                            $.04
January 1, 1995 to May 30, 1995                              $.23
January 1, 1993 to December 31, 1994                         $.26

        (*) The Bank's FDIC insurance premium was reduced to the legal minimum of $2,000 per year effective January 1, 1996. Effective January 1, 1997 the FDIC eliminated the $2,000 per year legal minimum. Beginning January 1, 1997, the Bank is paying a fee for Financing Corporation
          (FICO) debt service at an annual rate of $.013 per $100 of insurable deposits. This fee is not an FDIC insurance premium.

         FEDERAL RESERVE SYSTEM. Skaneateles is subject to regulation of certain matters by the Federal Reserve Board. The Federal Reserve Board requires depository institutions, including savings banks the deposits of which are insured by the FDIC, to maintain reserves in accordance with applicable regulations for the purpose of facilitating the implementation of monetary policy by the Federal Reserve System. Generally, the Federal Reserve Board establishes reserve requirements for net transaction accounts. It also has authority, subject to the satisfaction of certain conditions, to impose emergency reserve and supplemental reserve requirements. As of December 31, 1996, net transaction accounts (transaction accounts, primarily NOW and regular checking accounts, less certain permitted deductions) in the amount of $0 to $49.3 million are subject to a reserve requirement of 3% of said amount. Net transaction accounts over $49.3 million are subject to a reserve requirement of $1,479,000 plus 10% of the total in excess of $49.3 million. However, $4.4 million of otherwise reservable liabilities are subject to an exemption from reserve requirements. The amount of this exemption is subject to adjustment by the Federal Reserve Board each calendar year. The Bank was in compliance with its reserve requirements throughout 1996.

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

Item 2.           PROPERTIES

         Skaneateles conducts its business from eight full-service offices and one administrative office. The following table sets forth certain information relating to each of Skaneateles' offices as of December 31, 1996.

                                                                  Lease Expiration          Net Book
                                              Owned                Date Including           Value at
                                            or Leased                 Options           December 31, 1996
                                     -------------------------------------------------------------------------------
Branch Office Location                                                                   (In Thousands)
------------------------------
33 E. Genesee Street
Skaneateles, New York   13152                 Owned                     n/a                     $478

431 E. Fayette Street
Syracuse, New York   13202                    Owned                     n/a                    3,064

5791 East Seymour Street
Cicero, New York 13039                        Owned                     n/a                      597

100 Kasson Road
Camillus, New York   13031                    Leased                    2000                      50

Teall Ave. & Grant Blvd.
Syracuse, New York   13206                    Leased                    2014                     196

3803 Brewerton Road
North Syracuse, New York 13212                Leased                    2009                     195

7785 Frontage Road
Cicero, New York 13039                        Leased                    2010                     190

137 East State Street
Oswego, New York 13126                        Leased                    2010                     207

Administrative Office
------------------------------

27 Fennell Street
Skaneateles, New York   13152                 Leased                    2005                     253



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

Item 4.  Submission Of Matters To A Vote Of Security Holders

         During the fourth quarter of 1996, there were no matters submitted to a vote of the shareholders of Center Banks.


PART II.

Item 5.  Market For The Registrant's Common Stock And Related Stockholder
         Matters

         The information contained on the inside back cover of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "Annual Report") and page 1 of the definitive Proxy Statement are incorporated herein by reference.


Item 6.   Selected Financial Data

                                                       1996           1995          1994         1993         1992
                                                     ---------       -------       -------       ------       ------

Cash dividends declared per share                     $ 0.28          0.19          0.12             0            0


         Other required information contained in the table on page 8 of the Annual Report is incorporated herein by reference.


Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report is incorporated herein by reference.


Item 8.  Financial Statements And Supplementary Data

         The consolidated financial statements contained in the 1996 Annual Report are incorporated herein by reference.


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         Not applicable.

PART III.

Item 10. Directors And Executive Officers Of The Registrant

         Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires the reporting of transactions by insiders in the Company's common stock to the Securities and Exchange Commission (the "Commission") within required time frames. All filings required under Section 16 of the Exchange Act during 1996 were made in a timely manner, except for a Form 4 for Ann G. Higbee, Director, which was filed late due to an oversight. In making these statements, the Company has relied on written representations of its incumbent executive officers and directors.

         Additional information regarding directors of the Company is incorporated by reference from pages 2 to 5 of the definitive Proxy Statement.


Item 11. Executive Compensation

         The information required herein is incorporated by reference from pages 6 to 8 of the definitive Proxy Statement.


Item 12. Security Ownership Of Certain Beneficial Owners And Management

         The information required herein is incorporated by reference from pages 2 to 4 of the definitive Proxy Statement.


Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from page 8 of the definitive Proxy Statement.


PART IV.
--------
Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)(1) The following financial statements are incorporated herein by reference:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1996 and 1995

Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements

(a)(2) There are no financial statement schedules which are required to be filed as a part of this form since they are not applicable.

(a)(3) See (c) below for all exhibits filed herewith.

(b) During the three-month period ended December 31, 1996, the Registrant filed a Form 8-K announcing the establishment of a Dividend Reinvestment Plan. No financial statements were filed with this report.

(c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

NO.      EXHIBIT

3.1       Certificate of Incorporation of Center Banks Incorporated(1)

3.2 Certificate of Amendment of Certificate of Incorporation of Center Banks Incorporated(1)

3.3       Bylaws of the Company

10.1 Employment Agreement dated as of January 1, 1996 between Skaneateles Savings Bank and John P. Driscoll(2)

10.2 Employment Agreement dated as of March 19, 1996 between Skaneateles Savings Bank and J. David Hammond(2)

10.3 Employment Agreement dated as of March 19, 1996 between Skaneateles Savings Bank and Karen E. Lockwood(2)

10.4 Employment Agreement dated as of March 19, 1996 between Skaneateles Savings Bank and John A. Mason(2)

10.5 Employment Agreement dated as of March 19, 1996 between Skaneateles Savings Bank and J. Daniel Mohr(2)

10.6 Employment Agreement dated as of March 11, 1996 between Skaneateles Savings Bank and William J. Welch(2)

13        Annual Report to Shareholders for the Year Ended December  31, 1996

21        List of Registrant's Subsidiaries

23        Consent of KPMG Peat Marwick LLP

27        Financial Data Schedule

---------
(1) Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1990 Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 1991.

(2) Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1995 Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTER BANKS INCORPORATED
-------------------------
Registrant


By:      /s/ John P. Driscoll                          Date:  March 25, 1997
         -----------------------------------                  --------------
         John P. Driscoll
         Chairman, President and Chief
         Executive Officer

By:      /s/ J. Daniel Mohr                            Date: March 25, 1997
         -----------------------------------                 --------------
         J. Daniel Mohr
         Chief Financial Officer
         and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        /S/ Clifford C. Abrams                         Date: March 25, 1997
        ----------------------------                         --------------
         Clifford C. Abrams
         Director

        ----------------------------                   Date:
         Israel Berkman                                     ----------------
         Director

        ----------------------------                   Date:
         David E. Blackwell                                 -----------------
         Director

        /s/ Walter D. Copeland                       Date: March 25, 1997
        ----------------------------                       --------------
         Walter D. Copeland
         Director

        /s/ Carl W. Gerst                            Date: March 25, 1997
        ----------------------------                      ---------------
         Carl W. Gerst
         Director

        /s/ John Bernard Henry                       Date: March 25, 1997
        ----------------------------                      ---------------
         John Bernard Henry
         Director

        ----------------------------                 Date:
         Ann G. Higbee                                    ----------------
         Director

        ----------------------------                 Date:
         Bruce H. Leslie                                  -----------------
         Director

        /s/ Howard J. Miller                         Date: March 25, 1997
        ------------------------------------               ---------------
        Howard J. Miller
        Director

        /s/ Raymond C. Traver, Jr., M.D.             Date: March 25, 1997
        --------------------------------                  ---------------
        Raymond C. Traver, Jr., M.D.
        Director

        /s/ Anne E. O'connor                         Date: March 25, 1997
        ----------------------------                      ---------------
        Anne E. O' Connor
        Director