Form 10-Q
period 1997-03-31
SKANEATELES BANCORP INC
filed 1997-05-13
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------

                         Commission File Number 0-18513

                            SKANEATELES BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              16-1368745
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 33 E. Genesee St., Skaneateles, New York, 13152
                -------------------------------------------------
                (Address of principal executive offices-Zip code)

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

Yes   X   No
   ------   ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                      Outstanding at April 30, 1997
      ------------------------------------------------------------------------
      Common Stock (par value $.01 per share)                   952,151 Shares

PART I. FINANCIAL INFORMATION                                                                  Page
-----------------------------                                                                  ----

         Item 1.  Consolidated Financial Statements
         -------
                    Consolidated Balance Sheets                                                  3

                    Consolidated Statements of Income                                            4

                    Consolidated Statements of  Stockholders' Equity                             5

                    Consolidated Statements of Cash Flows                                        6

                    Notes to Consolidated Financial Statements                                   7

         Item 2.    Management's Discussion and Analysis of Financial Condition
         -------
                   and Results of Operations                                                     10

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              17
         -------
         Item 2.  Changes in Securities                                                          17
         -------
         Item 3.  Defaults Upon Senior Securities                                                17
         -------
         Item 4.  Submission of Matters to a Vote of Security Holders                            17
         -------
         Item 5.  Other Information                                                              17
         -------
         Item 6.  Exhibits and Reports on Form 8-K                                               17
         -------


SIGNATURES                                                                                       18
----------


SKANEATELES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,  DECEMBER 31,
ASSETS                                                            1997         1996
-----------------------------------------------------------------------------------
                                                   (In Thousands, Except Share Data)
Cash and due from banks                                      $   5,501        5,726
Federal funds sold                                               3,000        3,800
Securities available for sale                                    5,757        6,009
Securities held to maturity, fair value of
  $10,699 in 1997 and $11,138 in 1996                           10,512       10,893
Federal Home Loan Bank stock, at cost                            1,561        1,410
Mortgage loans receivable                                      160,471      161,379
Other loans receivable                                          46,728       45,266
-----------------------------------------------------------------------------------
                                                               207,199      206,645
         Net deferred costs                                        327          299
         Allowance for loan losses                              (1,959)      (2,114)
-----------------------------------------------------------------------------------
         Loans receivable, net                                 205,567      204,830
Premises and equipment, net                                      6,091        6,195
Real estate owned, net                                             717          717
Accrued interest receivable                                      1,344        1,271
Other assets                                                     1,375        1,331
-----------------------------------------------------------------------------------
                                                             $ 241,425      242,182
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------
Liabilities:
   Interest bearing deposits                                 $ 188,420      188,424
   Demand deposits                                              15,230       14,861
-----------------------------------------------------------------------------------
       Total deposits                                          203,650      203,285

   Advance payments by borrowers for property taxes
     and insurance                                               1,043        1,744
   Borrowings                                                   18,167       18,181
   Accrued expenses and other liabilities                        1,990        2,742
-----------------------------------------------------------------------------------
            Total liabilities                                  224,850      225,952
-----------------------------------------------------------------------------------

Stockholders' equity:

   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                         0            0
   Common stock, par value $.01 per share, authorized
      2,500,000 shares, 952,051 and 948,092 shares issued
      in 1997 and 1996, respectively                                10            9
   Additional paid-in capital                                    9,022        8,978
   Retained earnings                                             7,607        7,300
   Net unrealized gain (loss) on securities, net of taxes          (64)         (57)
-----------------------------------------------------------------------------------
            Total stockholders' equity                          16,575       16,230
-----------------------------------------------------------------------------------
                                                             $ 241,425      242,182
===================================================================================

See accompanying notes to consolidated financial statements.


SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED MARCH 31,
                                                                  1997       1996
----------------------------------------------------------------------------------
                                                  (In Thousands, Except Per Share
                                                                            Data)
Interest income:
   Mortgage loans                                              $  3,227      2,863
   Other loans                                                    1,005        680
   Securities                                                       294        338
   Federal funds sold                                                46         91
----------------------------------------------------------------------------------
           Total interest income                                  4,572      3,972
----------------------------------------------------------------------------------
Interest expense:
   Deposits                                                       2,040      1,938
   Borrowings                                                       290        235
----------------------------------------------------------------------------------
            Total interest expense                                2,330      2,173
----------------------------------------------------------------------------------
            Net interest income                                   2,242      1,799
Provision for loan losses                                           100         25
----------------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                                    2,142      1,774
----------------------------------------------------------------------------------
Other operating income:
   Net gain on security transactions                                  0         77
   Net gain on sale of loans                                         50          7
   Service charges                                                  297        122
   Other                                                             74         59
----------------------------------------------------------------------------------
          Total other operating income                              421        265
----------------------------------------------------------------------------------
                                                                  2,563      2,039
----------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                                   887        733
   Building, occupancy and equipment                                308        289
   Real estate owned, net                                             7          2
   Other                                                            737        596
----------------------------------------------------------------------------------
            Total other operating expenses                        1,939      1,620
----------------------------------------------------------------------------------
            Income before income taxes                              624        419
Income tax                                                          222         24
----------------------------------------------------------------------------------
            Net income                                         $    402        395
----------------------------------------------------------------------------------
     Net income per common share                               $   0.42       0.42
----------------------------------------------------------------------------------
Weighted average common shares                                  950,819    931,809
===================================================================================

See accompanying notes to consolidated financial statements


SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                          Net
                                                                   Additional          Unrealized
                                                          Common   Paid-in-   Retained  Gain (Loss)   Treasury
                                                           Stock    Capital   Earnings  on Securities  Stock   Total
---------------------------------------------------------------------------------------------------------------------
                                                                              (In Thousands)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                            $    10     9,526     6,083         33       (713)    14,939
---------------------------------------------------------------------------------------------------------------------
Net income                                                    0         0       395          0          0        395

Issuance of 890 shares of stock under
 1995 Non-employee Director's Stock Plan                      0        13         0          0          0         13

Cash dividend declared on
 Common stock ($.06 per share)                                0         0       (56)         0          0        (56)

Change in net unrealized
 gain on securities, net of
 tax effect of $55                                            0         0         0        (81)         0        (81)
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                               $    10     9,539     6,422        (48)      (713)    15,210
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                            $     9     8,978     7,300        (57)         0     16,230
---------------------------------------------------------------------------------------------------------------------


Net income                                                    0         0       402          0          0        402

Sale of 2,800 shares under option                             1        24         0          0          0         25

Issuance of 664 shares of stock under
 1995 Non-employee Director's Stock Plan                      0        11         0          0          0         11

Issuance of 495 shares of stock under
 Dividend Reinvestment Plan                                   0         9         0          0          0          9

Cash dividend declared on
 Common stock ($.10 per share)                                0         0       (95)         0          0        (95)

Change in net unrealized
 loss on securities, net of
 tax effect of $2                                             0         0         0         (7)         0         (7)
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                               $    10     9,022     7,607        (64)         0     16,575
=====================================================================================================================

See accompanying notes to consolidated financial statements


CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     THREE MONTHS ENDED MARCH 31,
                                                                          1997          1996
-------------------------------------------------------------------------------------------------
                                                                     (In Thousands)
OPERATING ACTIVITIES
Net Income                                                              $   402           395
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
  Provision for loan losses                                                 100            25
  Depreciation and amortization                                             160           141
  Mortgage loans originated for sale                                       (888)         (811)
  Proceeds from sale of loans originated for sale                         1,440         1,217
  Net gain on security transactions                                           0           (77)
  Net (increase) decrease in interest receivable                            (74)           16
  Net increase (decrease) in other liabilities                             (756)          193
  Other, net                                                               (279)         (347)
-------------------------------------------------------------------------------------------------
        Total adjustments                                                  (297)          357
-------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                 105           752
INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                   4             0
  Proceeds from sale of securities available for sale                         0         2,462
  Proceeds from maturities of securities held to maturity                   262         1,020
  Purchase of securities held to maturity                                     0        (2,066)
  Principal collected on asset-backed securities                            364            77
  Purchase of Federal Home Loan Bank stock                                 (151)         (107)
  Net increase in loans made to customers                                (1,161)         (276)
  Proceeds from sale of real estate owned                                     0           132
  Purchase of property and equipment, net                                   (48)          (71)
-------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                (730)        1,171
FINANCING ACTIVITIES:
  Net increase (decrease) in time certificates                           (2,885)          230
  Net increase in other deposits                                          2,549         3,199
  Increase (decrease) in overnight borrowings                              (254)          411
  Increase in long-term borrowings                                          500             0
  Repayment of long-term borrowings                                        (260)          (15)
  Proceeds from issuance of stock pursuant to stock plans                    45            13
  Dividends paid                                                            (95)          (56)
-------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                 (400)        3,782
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (1,025)        5,705
Cash and cash equivalents at beginning of period                          9,526         9,289
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 8,501        14,994
==================================================================================================
Interest paid                                                           $ 2,324         2,169
==================================================================================================
Income taxes paid                                                       $     3            73
==================================================================================================
See accompanying notes to consolidated financial statements.

                            SKANEATELES BANCORP, INC.
                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Skaneateles Bancorp, Inc. (the Company) is a bank holding company registered under the Bank Holding Company Act of 1956. The results of the Company are largely dependent upon the results of Skaneateles Savings Bank (the Bank), its sole subsidiary. Skaneateles Savings Bank is a full service retail bank.

On April 15, 1997, shareholders of the Company approved the Company's proposal to change its name from Center Banks Incorporated. The name change became effective April 16, 1997.

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

The data in the consolidated balance sheet for December 31, 1996 was derived from the Company's 1996 Annual Report to Stockholders. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, statements of stockholders' equity and cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1996 Annual Report to Stockholders.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

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

The Company estimates losses on impaired loans based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or the fair value of the underlying collateral if the loan is collateral dependent. An impairment loss exists if the recorded investment in a loan exceeds the value of the loan as measured by the aforementioned methods. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, all commercial mortgage loans and commercial loans in a delinquent payment status (90 days or more delinquent) are considered impaired. Residential mortgage loans, consumer loans, home equity lines of credit and education loans are evaluated collectively since they are homogenous and generally carry smaller individual balances. Impairment losses are included as a component of the allowance for loan losses. Troubled debt restructurings involving a modification of terms are recorded at fair value as of the date of the transaction. The Company recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgment and the related factors discussed above.

E) PER COMMON SHARE DATA
Per common share data is computed based upon the weighted average number of shares outstanding. Common stock equivalents are not included since dilution is less than 3%.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

F) CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.

G) RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts for consistency in reporting.

H) NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The impact on the Company's consolidated financial statements is not expected to be material.

The Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128") Earnings Per Share in February 1997 effective for periods ending after December 15, 1997. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement. The adoption of SFAS No. 128 should have no material effect on earnings per share as the Company does not have a complex capital structure.

2.   INCOME TAXES

Income taxes for the first quarter were $222,000 or 35.6% of pre-tax income, compared with $24,000 or 5.7% of pre-tax income for the year ago quarter. In 1995, the Company had a valuation allowance relating to loan losses that had not yet been deducted for income tax purposes. The Company generated sufficient earnings in 1994 through 1996 to enable it to reduce the valuation allowance through credits to the income tax provision in 1996, which resulted in an effective tax rate less than the statutory rates for 1996. The Company's effective tax rate is projected to be approximately 35% in 1997.

 Item 2. Management's Discussion and Analysis of Financial Condition &
         -------------------------------------------------------------
         Results of Operations
         ---------------------
General
-------
Skaneateles Bancorp, Inc. (the "Company") is a bank holding company, with Skaneateles Savings Bank (the "Bank") being its sole subsidiary. The financial condition and operating results of the Company are largely dependent on the Bank, its primary investment.

                       Changes in Financial Condition from
                       -----------------------------------
                       December 31, 1996 to March 31, 1997
                       -----------------------------------

Assets
------
Consolidated assets of the Company were $241.4 million at March 31, 1997, a $757,000 or .31% decrease from December 31, 1996.

Loans
-----
Net loans receivable were $205.6 million at March 31, 1997, an increase of $737,000 or .36% from December 31, 1996. Total loan closings (including undisbursed funds) were $10.8 million in the first quarter, compared with $8.0 million in the year ago quarter, an increase of 34.4%. Consumer installment and commercial loan originations increased a combined $4.7 million or 137.2% over the year ago quarter. Residential mortgage originations decreased $2 million or 43% in 1997's first quarter. Loan sales of $1.2 million and higher than normal loan amortization partially offset originations in the first quarter of 1997.

As discussed in the Company's 1996 Form 10-K Annual Report, a large portion of the residential mortgages originated in 1996 was referred to the Bank by third-party brokers in areas contiguous to the Bank's designated lending area. Brokers were used to supplement the Bank's own direct originations in order to meet mortgage lending goals. Increasing competition in mortgage lending, however, has squeezed margins and profitability. As a result, the Bank shifted its lending focus in 1996, placing more emphasis on consumer and commercial loans and less on residential mortgages.

In the third quarter of 1996, the Bank effectively suspended the use of mortgage brokers, focusing instead on its designated lending area for residential mortgages, and implemented an indirect lending program, through which it receives consumer loan applications from Bank-approved automobile, boat and recreational vehicle dealerships on behalf of their customers to finance their purchases. This program is expected to be an integral part of the Bank's consumer loan origination efforts in 1997 and beyond. These applications are subject to the Bank's normal consumer loan underwriting criteria. Indirect consumer loan originations in the first quarter of 1997 totaled approximately $950,000 or 22.7% of total consumer loan originations.

The Bank's deposit base has grown considerably in 1996 and into 1997, with more than 7,000 new deposit accounts being added since March 1996, as a result of a direct mail marketing program. This has provided the Bank with an enormous opportunity to cross-sell the Bank's credit products, and is expected to be a significant source of future consumer loan growth. In January 1997, a marketing software package was purchased which allows the Bank to identify all relationships with its customers on an individual or household level. This software is expected to further enhance the effectiveness of the direct mail marketing program.

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

In January 1997, the Bank expanded its commercial loan products by offering dealer floor plans. Through this program the Bank offers revolving credit lines to local automobile, boat and recreational vehicle dealerships to finance inventory purchases. As of March 31, 1997, the Bank had total approved dealer floor plan lines totaling $1.4 million.

The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.

                                               MARCH 31,                                DECEMBER 31,
                              --------------------------------------------------------------------------------------
                                      1997                  1996                  1996                  1995
                              --------------------- --------------------- --------------------- ---------------------
                                   AMOUNT       %      AMOUNT       %       AMOUNT        %      AMOUNT          %
                              --------------------- --------------------- --------------------  --------------------
                                                             (Dollars in Thousands)
Loans secured by first mortgages
   on real estate:
   Residential                    127,956      61.76%  116,196      67.79%  129,651      62.74%  116,320      67.80%
   Commercial                      32,515      15.69%   26,680      15.57%   31,728      15.35%   27,357      15.94%
Other loans:
   Commercial loans & leases       18,460       8.91%   10,882       6.35%   18,861       9.13%   10,631       6.20%
   Home equity and improvement     18,244       8.81%   14,788       8.62%   17,599       8.52%   14,578       8.50%
   Guaranteed student                 921       0.44%      860       0.50%      882       0.43%      858       0.50%
   Other consumer                   9,103       4.39%    2,014       1.17%    7,924       3.83%    1,821       1.06%
----------------------------------------------------------------------------------------------------------------------
          Total                  $207,199     100.00%  171,410     100.00%  206,645     100.00%  171,565     100.00%
=====================================================================================================================

On July 1, 1996, the Bank acquired the assets and assumed deposit liabilities of Cicero Bank. Loans acquired in this transaction totaled $14 million, and consisted primarily of commercial and consumer loans.

The allowance for loan losses was $1,959,000 at March 31, 1997, which was a $155,000 decrease from the balance at December 31, 1996. Loan loss provisions of $100,000 in the first quarter of 1997 were offset by net charge-offs totaling $255,000.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                       THREE MONTHS ENDED
                                            MARCH 31,                           YEAR ENDED DECEMBER 31,
                                 --------------------------------   -----------------------------------
                                     1997            1996           1996           1995        1994
                                  -----------      ---------      ---------      ---------   ----------
                                                                   (In Thousands)

Beginning Balance                   $ 2,114          2,667          2,667          3,040          2,938

Provision                               100             25            175            235            360

Charge-offs
-----------
     Residential mortgages                0            (30)           (74)             0            (18)
     Commercial mortgages              (188)             0           (168)          (569)             0
     Business                           (12)           (11)          (999)          (153)          (331)
     Other consumer                     (70)            (1)           (60)           (10)           (17)
--------------------------------------------------------------------------------------------------------
                                       (270)           (42)        (1,301)          (732)          (366)
--------------------------------------------------------------------------------------------------------

Recoveries
----------
     Commercial mortgages                 3              0              0              0              0
     Business                             6             11            118            118             96
     Other consumer                       6              0              8              6             12
--------------------------------------------------------------------------------------------------------
                                         15             11            126            124            108
--------------------------------------------------------------------------------------------------------
Net Charge-offs                        (255)           (31)        (1,175)          (608)          (258)
--------------------------------------------------------------------------------------------------------
Allowance of Cicero Bank
at time of acquisition                    0              0            447              0              0
--------------------------------------------------------------------------------------------------------
Ending Balance                      $ 1,959          2,661          2,114          2,667          3,040
=======================================================================================================

Ratio of net charge-offs
  to average loans outstanding         0.12%          0.02%          0.62%          0.36%          0.17%
=======================================================================================================

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                         MARCH 31,                      DECEMBER 31,
                                                ------------------------------------------------------------------
                                                    1997          1996         1996         1995          1994
                                                -------------  -----------  -----------  ------------  -----------
                                                                         (In Thousands)

Nonaccruing loans

     Residential real estate mortgages                $1,379          315        1,359           271          317
     Commercial (1)                                    1,401        1,579        1,626         1,757        2,894
     Consumer                                            171           15          186           110           40
------------------------------------------------------------------------------------------------------------------
Total                                                 $2,951        1,909        3,171         2,138        3,251
------------------------------------------------------------------------------------------------------------------

Other loans past due 90 days or more
and still accruing:
     Consumer (2)                                         42           24           29             1            0
     Commercial (1)                                      266          103          370             0          447
------------------------------------------------------------------------------------------------------------------
Total                                                   $308          127          399             1          447
------------------------------------------------------------------------------------------------------------------

Restructured loans, not included above                     0        1,113            0         1,125          932
------------------------------------------------------------------------------------------------------------------

Real estate owned                                        717          268          717           397          984
------------------------------------------------------------------------------------------------------------------

Total assets containing specific risk elements        $3,976        3,417        4,287         3,661        5,614
------------------------------------------------------------------------------------------------------------------

Ratio of total loans past due
90 days or more to gross loans                         1.57%        1.19%        1.73%         1.25%        2.05%
------------------------------------------------------------------------------------------------------------------

Ratio of assets containing specific
risk elements to total assets                          1.65%        1.59%        1.77%         1.74%        2.78%
------------------------------------------------------------------------------------------------------------------
(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student Loans.

Nonperforming assets (nonaccrual loans and real estate owned) totaled $3.7 million, or 1.5% of total assets at March 31, 1997, compared with $3.9 million, or 1.6% of total assets at December 31, 1996, and $2.2 million or 1.0% at March 31, 1996. Included in nonperforming assets at March 31, 1997 were nonaccrual loans of $3.0 million or 1.4% of gross loans, compared with $3.2 million or 1.5% at December 31, 1996 and $1.9 million or 1.1% at March 31, 1996. Approximately 40% of the increase in nonaccrual loans at March 31, 1997 compared with March 31, 1996 is attributable to the July 1, 1996 acquisition of Cicero Bank's $19 million loan portfolio.

The allowance for loan losses covered 66% of nonperforming loans at March 31, 1997, compared with coverage of 67% at December 31, 1996 and 139% at March 31, 1996. At March 31, 1997, residential mortgages comprised 47% of all nonaccrual loans, compared with 16% at March 31, 1996. Conversely, commercial loans represented 47% of nonaccrual loans at March 31, 1997, down from 84% at March 31, 1996. The Company's exposure to losses on nonaccrual loans has not increased proportionately with the increase in nonperforming loans because most of the increase is in residential mortgages, which have a very low risk of loss. Since January 1, 1994, the Company's losses on residential mortgages has totaled only $113,000 or .1% of total residential mortgages outstanding.

Impaired loans, which included troubled debt restructured loans, were $839,000 and $3.5 million at March 31, 1997 and 1996, respectively. Included in these amounts are $443,000 and $2.8 million of impaired loans for which the related allowance for loan losses is $83,000 and $938,000, respectively. In addition, included in the total impaired loans at March 31, 1997 and 1996 are $396,000 and $735,000 of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The average recorded investment in impaired loans during the first quarter of 1997 and 1996 was approximately $1.1 million and $3.8 million, respectively.

The Company did not recognize any interest income on impaired loans in the first quarter of 1997. The amount of interest income recognized on impaired loans in the first quarter of 1996 was approximately $62,000. The Bank is not committed to lend additional funds to these borrowers.

Potential problem loans at March 31, 1997 amounted to $1.5 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Deposits
--------

Total deposits (including advance payments by borrowers for property taxes and insurance) were $204.7 million at March 31, 1997, compared with $205 million at December 31, 1996. A $2.9 million decrease in time certificates was offset by a $1.7 million increase in savings accounts and a $800,000 increase in NOW and demand accounts.

The Bank's deposit strategy for the past year has focused on growing its low cost transaction account base (savings, checking and NOW accounts), while reducing its reliance on time certificates. This strategy is supported by an ongoing direct mail marketing program that was implemented in February 1996. Transaction accounts comprised 38.12% of total deposits at March 31, 1997, up from 36.88% at December 31, 1996 and 33.20% at March 31, 1996. The direct mail program is an integral part of the Bank's plan to increase its lower costing transaction account base and reduce its dependence on higher costing time deposits. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts.

The following table sets forth deposits by type of account as of the dates indicated.

                                             MARCH 31,                                  DECEMBER 31,
                             -------------------------------------------  ------------------------------------------
                                      1997                 1996                   1996                  1995
                             ---------------------- --------------------  --------------------  --------------------
                                         PERCENT               PERCENT               PERCENT               PERCENT
                                         OF TOTAL             OF TOTAL              OF TOTAL              OF TOTAL
                               AMOUNT    DEPOSITS    AMOUNT   DEPOSITS     AMOUNT   DEPOSITS     AMOUNT   DEPOSITS
                             ---------------------- --------------------  --------------------  --------------------
                                                             (Dollars in Thousands)

Savings and club accounts     $  40,407    19.74%      34,069    18.66%      38,690    18.87%      33,016    18.43%

Time certificates               104,544     51.08%     99,704    54.62%     107,429    52.39%      99,474    55.54%

Money market accounts            22,115     10.80%     22,227    12.18%      21,991    10.73%      21,448    11.98%

NOW accounts                     21,354     10.43%     16,065     8.80%      20,314     9.91%      13,244     7.39%

Demand accounts                  15,230      7.44%      9,457     5.18%      14,861     7.25%       9,927     5.54%

Escrow accounts                   1,043      0.51%      1,026     0.56%       1,744     0.85%       2,010     1.12%
--------------------------------------------------------------------------------------------------------------------
          Total                $204,693    100.00%    182,548   100.00%     205,029   100.00%     179,119   100.00%
====================================================================================================================


Stockholders' Equity
--------------------
Stockholders' equity at March 31, 1997 was $16.6 million, or $17.41 per share, compared with $16.2 million or $17.12 per share at December 31, 1996. At March 31, 1997, the Company's leverage capital ratio was 6.6% and its risk-based capital ratio was 11.3%. Both capital measurements were in excess of regulatory requirements.

In April 1997 the Company declared a dividend of $.10 per share payable on May 13, 1997 to shareholders of record on April 29.

                     Comparison of the Results of Operations
                     ---------------------------------------

General
-------
Net income was $402,000 or $.42 per share for the first quarter of 1997, compared with $395,000 or $.42 per share for the same period in 1996. Income before taxes increased $205,000 or 48.9% compared with the year ago quarter. A $443,000 increase in net interest income and a $156,000 increase in other operating income offset increases in other operating expenses of $319,000 and a $75,000 increase in loan loss provisions. Income taxes increased $198,000.

Net Interest Income
------------------
Net interest income is affected by the difference between the yield earned on interest earning assets and rates paid on interest bearing deposits and borrowings. The relative amounts of interest earning assets, interest bearing deposits, and borrowings also impact net interest income levels.

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

                                                               1997                                      1996
                                               ---------------------------------------     --------------------------------------
                                                  AVERAGE                      YIELD/      AVERAGE                      YIELD/
                                                  BALANCE    INTEREST          RATE        BALANCE      INTEREST         RATE
                                               ---------------------------------------     --------------------------------------
                                                                            (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                                $  160,538    $  3,227       8.04%      $  145,368     $    2,863          7.88%
  Other loans                                       45,321       1,005       8.99%          28,165            678          9.68%
--------------------------------------------------------------------------------------------------------------------------------
Total loans                                        205,859       4,232       8.25%         173,533          3,541          8.17%
--------------------------------------------------------------------------------------------------------------------------------
  Securities                                        18,075         294       6.60%          20,294            338          6.70%
  Federal funds sold                                 2,550          46       7.32%           7,126             91          5.14%
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      226,484       4,572       8.11%         200,953          3,970          7.92%
--------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                         13,421           0                                      8,101             0
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $  239,905       4,572                                    209,054         3,970
================================================================================================================================
Interest-bearing liabilities:
  Deposits:
     Savings and club accounts                  $   39,018         274       2.85%          33,107            231          2.81%
     Time certificates                             106,998       1,476       5.59%         100,150          1,451          5.83%
     Money market accounts                          21,382         180       3.41%          21,208            175          3.32%
     Now and escrow accounts                        21,146         110       2.11%          14,224             81          2.29%
--------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                  188,544       2,040       4.39%         168,689          1,938          4.62%
--------------------------------------------------------------------------------------------------------------------------------
  Borrowings                                        18,062         290       6.51%          14,263            234          6.61%
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 206,606       2,330       4.57%         182,952          2,172          4.78%
Non-interest-bearing deposits                       15,190           0                       9,008             0
Non-interest-bearing liabilities                     1,470           0                       1,944             0
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  223,266       2,330                     193,904         2,172
Stockholders' equity                                16,639           0                      15,150             0
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'             $  239,905       2,330                     209,054         2,172
equity
--------------------------------------------------------------------------------------------------------------------------------
Net interest income/
  interest rate spread                                           2,242       3.54%                         1,798           3.14%
--------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning assets          $   19,878                   3.96%         18,001                          3.58%
================================================================================================================================
Ratio of interest-earning assets
  to interest-bearing liabilities                                            1.10                                          1.10
================================================================================================================================

Net interest income was $2.2 million for the three months ended March 31, 1997 compared with $1.8 million for the same period in 1996. The increase is attributable to a $25.5 million increase in average earning assets combined with a 38 basis point increase in the net interest margin.

Average loans outstanding in the first quarter of 1997 were $205.9 million, compared with $173.5 million in the year ago quarter, an increase of $32.4 million. The Bank acquired loans totaling $14 million from Cicero Bank on July 1, 1996. The rest of the increase resulted from new loan originations.

The Company's earning-asset yield increased 19 basis points in the first quarter of 1997 compared with the year ago quarter, due mainly to an increase of 8 basis points on loan yields. Mortgage loan yields increased 16 basis points due in part to higher bond market interest rates, while yields on other loans decreased 69 basis points due in large part to a shorter average life in the consumer loan portfolio and corresponding lower rates, compared with the year ago quarter. In addition, competition has put downward pressure on commercial loan rates in the Bank's market area. The strong growth in consumer and commercial loans over the past year relative to the size of the portfolios a year ago has magnified the impact of the lower rates on these loans. Average consumer and commercial loans outstanding in the first quarter of 1997 increased $17.1 million or 60.6% compared with the year ago quarter.

The average cost of interest-bearing liabilities decreased 21 basis points due to a change in the mix of interest bearing deposits, and to a lower cost of time certificates. Savings and NOW accounts, which are the Company's lowest costing source of funds, grew to 31.9% of average interest bearing deposits in the first quarter of 1997, up from 28% in the year ago quarter. The cost of time certificates decreased 24 basis points as some longer term, higher rate accounts renewed at generally lower rates in the first quarter of 1997. In addition, many customers moved their funds into shorter maturity accounts in the first quarter of 1997 in anticipation of rising rates.

The net interest margin, which is equal to net interest income divided by average interest-earning assets, was 3.96% for the first quarter of 1997, up from 3.58% for the year ago quarter.

Other Operating Income
----------------------
Total other operating income was $421,000 in the first quarter of 1997, an increase of $156,000 or 58.9% from the first quarter of 1996. Service charges and fee income generated by the growth in the Company's checking and savings accounts has been the main contributor to the increase. In the first quarter of 1997, the Company sold the guaranteed portion of its Small Business Administration loan portfolio, which resulted in gains of approximately $45,000.

Other Operating Expenses
------------------------
Total other operating expenses were $1.9 million for quarter ended March 31, 1997, compared with $1.6 million for the same period in 1996. The increase is directly attributable to current and planned future asset growth.

PART II.  OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings
         ------   Not applicable

         Item 2.  Changes in Securities
         ------   Not applicable

         Item 3.  Defaults Upon Senior Securities
         ------   Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
         ------   a) The annual meeting of stockholders was held April 15, 1997.

                  b) The following three directors were elected: Israel
                     Berkman, Ann G. Higbee, Anne E. O'Connor. The following directors have continued their term of office: Clifford C. Abrams, David E. Blackwell, Walter D. Copeland, John P. Driscoll, Carl W. Gerst, Jr., John Bernard Henry, Howard
                     J. Miller, Raymond C. Traver, Jr.

                  c) The following table summarizes the votes cast for each
                     matter voted upon:

                      1. Election of Directors.

                                                              For                Against/Withheld
                                                              ---                ----------------
                        Israel Berkman                       784,597                   11,144
                        Ann G. Higbee                        784,549                   11,192
                        Anne E. O'Connor                     784,497                   11,244


                      2. Proposal to change the name of the Company to "Skaneateles Bancorp, Inc." and to amend Article 1 of the Company's Certificate of Incorporation for that purpose.

                                        For                  Against                  Abstain
                                        ---                  -------                  -------
                                      744,413                46,743                    4,585

                      3. Proposal to approve and ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

                                                               For                Against/Abstain
                                                               ---                ---------------
                                                             794,235                   1,506

         Item 5.  Other Information
         -------
                  On April 8, 1997, the Company declared a cash dividend of $.10 per share, payable on May 13, 1997 to shareholders of record on April 29.

         Item 6.  Exhibits and Reports on Form 8-K
         -------  a.   Exhibits

                      No.      Exhibit
                      ---      -------
                      27       Financial Data Schedule

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SKANEATELES BANCORP, INC.
                            -------------------------
                                  (Registrant)

By:  /s/ John P. Driscoll                                              Date: May 12, 1997
     -------------------------------                                         ------------
        John P. Driscoll
        Chairman, President and Chief
        Executive Officer



By:  /s/ J. Daniel Mohr                                                Date: May 12, 1997
     -------------------------------                                         ------------
     J. Daniel Mohr
         Chief Financial Officer
                  and Treasurer