Form 10-Q
period 1997-06-30
SKANEATELES BANCORP INC
filed 1997-08-13
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

                         Commission File Number 0-18513
                                                -------

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

         Class                                Outstanding at August 1, 1997
         --------------------------------------------------------------------
           Common Stock (par value $.01 per share)             954,320 Shares

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
----------

SKANEATELES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,      DECEMBER 31,
ASSETS                                                                                       1997              1996
--------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands, Except Share Data)

Cash and due from banks                                                                 $   7,290              5,726
Federal funds sold                                                                          3,000              3,800
Securities available for sale                                                               6,988              6,009
Securities held to maturity, fair value of
  $10,443 in 1997 and $11,138 in 1996                                                      10,202             10,893
Federal Home Loan Bank stock, at cost                                                       1,561              1,410
Mortgage loans receivable                                                                 157,532            161,379
Other loans and leases receivable                                                          53,318             45,266
--------------------------------------------------------------------------------------------------------------------
                                                                                          210,850            206,645
         Net deferred costs                                                                   389                299
         Allowance for loan losses                                                         (1,971)            (2,114)
--------------------------------------------------------------------------------------------------------------------
         Loans receivable, net                                                            209,268            204,830
Premises and equipment, net                                                                 6,030              6,195
Real estate owned, net                                                                        698                717
Accrued interest receivable                                                                 1,341              1,271
Other assets                                                                                1,319              1,331
--------------------------------------------------------------------------------------------------------------------
                                                                                        $ 247,697            242,182
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Liabilities:
   Interest bearing deposits                                                            $ 190,254            188,424
   Demand deposits                                                                         18,108             14,861
--------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                     208,362            203,285

   Advance payments by borrowers for property taxes and insurance                           1,829              1,744
   Borrowings                                                                              18,245             18,181
   Accrued expenses and other liabilities                                                   2,300              2,742
--------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                             230,736            225,952
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                                                  -                  -
   Common stock, par value $.01 per share, authorized
      2,500,000 shares, 953,225 and 948,092 shares
      issued in 1997 and 1996, respectively                                                    10                  9
   Additional paid-in capital                                                               9,042              8,978
   Retained earnings                                                                        7,959              7,300
   Net unrealized gain (loss) on securities, net of taxes                                     (50)               (57)
--------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                     16,961             16,230
--------------------------------------------------------------------------------------------------------------------
                                                                                        $ 247,697            242,182
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                        1997          1996           1997         1996
---------------------------------------------------------------------------------------------------------
                                                              (In Thousands, Except Per Share Data)

Interest income:
   Mortgage loans                                    $  3,204         2,931          6,431         5,794
   Other loans                                          1,162           651          2,167         1,331
   Securities                                             303           385            597           723
   Federal funds sold                                      41            78             87           169
--------------------------------------------------------------------------------------------------------
           Total interest income                        4,710         4,045          9,282         8,017
--------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                             2,032         1,925          4,072         3,863
   Borrowings                                             298           245            588           480
--------------------------------------------------------------------------------------------------------
            Total interest expense                      2,330         2,170          4,660         4,343
--------------------------------------------------------------------------------------------------------

            Net interest income                         2,380         1,875          4,622         3,674
Provision for loan losses                                 100            25            200            50
--------------------------------------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                          2,280         1,850          4,422         3,624
--------------------------------------------------------------------------------------------------------

Other operating income :
   Net gain on security transactions                      -             -              -              77
   Net gain on sale of loans                               15            11             65            18
   Service charges                                        327           151            624           276
   Other                                                  107            69            181           125
--------------------------------------------------------------------------------------------------------
          Total other operating income                    449           231            870           496
--------------------------------------------------------------------------------------------------------
                                                        2,729         2,081          5,292         4,120
--------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                         938           676          1,825         1,409
   Building, occupancy and equipment                      304           286            612           575
   Real estate owned, net                                   8            (2)            15           -
   Other                                                  785           843          1,522         1,439
--------------------------------------------------------------------------------------------------------
            Total other operating expenses              2,035         1,803          3,974         3,423
--------------------------------------------------------------------------------------------------------

            Income before income taxes                    694           278          1,318           697
Income tax                                                247            16            469            40
--------------------------------------------------------------------------------------------------------
            Net income                               $    447           262            849           657

--------------------------------------------------------------------------------------------------------
Net income per common share                          $   0.47          0.28           0.89          0.70
--------------------------------------------------------------------------------------------------------
Weighted average common shares                        953,050       943,280        951,935       937,544
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        NET
                                                          ADDITIONAL                 UNREALIZED
                                               COMMON      PAID-IN-     RETAINED    GAIN (LOSS) ON   TREASURY
                                               STOCK       CAPITAL      EARNINGS      SECURITIES      STOCK        TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                                                             (In Thousands)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                  $    10        9,526        6,083            33          (713)       14,939

Net income                                          -            -          657             -             -           657

Sale of 11,500 shares under option                  -           99            -             -             -            99

Issuance of 1,844 shares of stock under
 1995 Non-employee Director's Stock Plan            -           26            -             -             -            26

Cash dividend declared on
 Common stock ($.12 per share)                      -            -         (115)            -             -          (115)

Change in net unrealized
 gain on securities, net of
 tax effect of $72                                  -            -            -          (107)            -          (107)
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                      $    10        9,651        6,625           (74)         (713)       15,499
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  $     9        8,978        7,300           (57)            -        16,230

Net income                                          -            -          849             -             -           849

Sale of 2,900 shares under option                   1           25            -             -             -            26

Issuance of 1,213 shares of stock under
 1995 Non-employee Director's Stock Plan            -           21            -             -             -            21

Issuance of 1,020 shares of stock under
 Dividend Reinvestment Plan                         -           18            -             -             -            18

Cash dividend declared on
 Common stock ($.20 per share)                      -            -         (190)            -             -          (190)

Change in net unrealized
 loss on securities, net of
 tax effect of $2                                   -            -            -             7             -             7
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                      $    10        9,042        7,959           (50)            -        16,961
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CENTER BANKS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                        1997            1996
----------------------------------------------------------------------------------------------------------------
                                                                                           (In Thousands)

OPERATING ACTIVITIES
Net Income                                                                            $    849            657
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses                                                                200             50
  Depreciation and amortization                                                            397            282
  Mortgage loans originated for sale                                                    (1,564)        (2,254)
  Proceeds from sale of loans originated for sale                                        1,948          2,585
  Net gain on security transactions                                                          -            (77)
  Net increase in interest receivable                                                      (70)           (70)
  Net increase (decrease) in other liabilities                                            (448)         1,718
  Other, net                                                                              (509)          (422)
----------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                  (46)         1,812
----------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                          803          2,469

INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                              1,004              -
  Proceeds from sale of securities available for sale                                        -          2,462
  Proceeds from maturities of securities held to maturity                                  445          2,125
  Purchase of securities held to maturity                                                  (60)        (4,135)
  Purchase of securities available for sale                                             (2,325)        (3,096)
  Principal collected on asset-backed securities                                           598            556
  Purchase of Federal Home Loan Bank stock                                                (151)          (107)
  Net increase in loans made to customers                                               (4,648)       (12,318)
  Proceeds from sale of real estate owned                                                  135            196
  Purchase of property and equipment, net                                                 (138)          (200)
        Net cash used in investing activities                                           (5,140)       (14,517)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net decrease in time certificates                                                     (4,092)          (324)
  Net increase in other deposits                                                         9,254          5,767
  Increase (decrease) in overnight borrowings                                             (163)         2,096
  Increase in long-term borrowings                                                         500              -
  Repayment of long-term borrowings                                                       (273)           (20)
  Proceeds from issuance of stock pursuant to stock plans                                   65            125
  Dividends paid                                                                          (190)          (112)
----------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                         5,101          7,532

Net increase (decrease) in cash and cash equivalents                                       764         (4,516)
Cash and cash equivalents at beginning of period                                         9,526          9,289
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $ 10,290          4,773
----------------------------------------------------------------------------------------------------------------
Interest paid                                                                         $  4,674          4,347
----------------------------------------------------------------------------------------------------------------
Income taxes paid                                                                     $    451             86
----------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing activities:
   Mortgage loans foreclosed and transferred to real estate owned                     $    116              -
----------------------------------------------------------------------------------------------------------------

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

The Financial Accounting Standards Board (FASB) issued Statement No. 128 ("SFAS No. 128") Earnings Per Share in February 1997 effective for periods ending after December 15, 1997. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement. The adoption of SFAS No. 128 should have no material effect on earnings per share as the Company does not have a complex capital structure.

In June 1997, the FASB issued Statement No. 130 entitled "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting Statement 130, which is effective for fiscal years beginning after December 15, 1997, should not have a material impact on the Company.

In June 1997, the FASB also issued Statement No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information." The statement requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. At the present time, the effect of adopting the statement has not been determined.

2.   INCOME TAXES

Income taxes for the second quarter were $247,000 or 35.6% of pre-tax income, compared with $16,000 or 5.8% of pre-tax income for the year ago quarter. In 1995, the Company had a valuation allowance relating to loan losses that had not yet been deducted for income tax purposes. The Company generated sufficient earnings in 1994 through 1996 to enable it to reduce the valuation allowance, resulting in an effective tax rate less than the statutory rates for 1996. The Company's effective tax rate is projected to be approximately 35% in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition & Results
-----------------------------------------------------------------------------
of Operations
-------------

General
-------

Skaneateles Bancorp, Inc. (the "Company") is a bank holding company, with Skaneateles Savings Bank (the "Bank") being its sole subsidiary. The financial condition and operating results of the Company are largely dependent on the Bank, its primary investment.

                       Changes in Financial Condition from
                       -----------------------------------
                       December 31, 1996 to June 30, 1997
                       ----------------------------------

Assets
------

Consolidated assets of the Company were $247.7 million at June 30, 1997, a $5.5 million or 2.3% increase from December 31, 1996.

Loans
-----

Net loans receivable were $209.3 million at June 30, 1997, an increase of $4.4 million or 2.2% from December 31, 1996. Total loan closings (including undisbursed funds) were $16.1 million in the second quarter, compared with $18.7 million in the year ago quarter, a decrease of 14.2%. Consumer installment and commercial loan originations during the quarter increased a combined $6.4 million or 91.8% over the year ago quarter, while residential mortgage originations decreased $9.1 million or 77% compared with the same period last year.

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

In the third quarter of 1996, the Bank effectively suspended the use of mortgage brokers, focusing instead on its designated lending area for residential mortgages, and implemented an indirect lending program, through which it receives consumer loan applications from Bank-approved automobile, boat and recreational vehicle dealerships on behalf of their customers to finance their purchases. This program is expected to be an integral part of the Bank's consumer loan origination efforts in 1997 and beyond. These applications are subject to the Bank's normal consumer loan underwriting criteria. Indirect consumer loan originations in the first half of 1997 totaled approximately $3.3 million or 30.8% of total consumer loan originations.

The Bank's deposit base has grown considerably in 1996 and into 1997, with more than 11,000 new deposit accounts being added since March 1996, as a result of a direct mail marketing program. This has provided the Bank with an enormous opportunity to cross-sell the Bank's credit products, and is expected to be a significant source of future consumer loan growth.

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

In January 1997, the Bank expanded its commercial loan products by offering dealer floor plans. Through this program the Bank offers revolving credit lines to local automobile, boat and recreational vehicle dealerships to finance inventory purchases. As of June 30, 1997, the Bank had total approved dealer floor plan lines totaling $2.1 million.

The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.

                                                       JUNE 30,                                  DECEMBER 31,
                              ---------------------------  --------------------- ----------------------  ---------------------
                                            1997                     1996                 1996                     1995
                              ---------------------------  --------------------- ----------------------  ---------------------
                                    AMOUNT           %      AMOUNT          %      AMOUNT          %      AMOUNT           %
                              ---------------------------  --------------------- ----------------------  ---------------------
                                                              (DOLLARS IN THOUSANDS)

Loans secured by first mortgages
  on real estate:
   Residential                      $124,706       59.15%   123,005       67.36%   129,651       62.74%   116,320       67.80%
   Commercial                         32,826       15.57%    28,431       15.57%    31,728       15.35%    27,357       15.94%
Other loans:
   Commercial loans & leases          20,588        9.76%    12,540        6.87%    18,861        9.13%    10,631        6.20%
   Home equity and improvement        19,062        9.04%    14,762        8.08%    17,599        8.52%    14,578        8.50%
   Guaranteed student                    727        0.34%       573        0.31%       882        0.43%       858        0.50%
   Other consumer                     12,941        6.14%     3,311        1.81%     7,924        3.83%     1,821        1.06%
------------------------------------------------------------------------------------------------------------------------------
          Total                     $210,850      100.00%   182,622      100.00%   206,645      100.00%   171,565      100.00%
------------------------------------------------------------------------------------------------------------------------------

On July 1, 1996, the Bank acquired the assets and assumed deposit liabilities of Cicero Bank. Loans acquired in this transaction totaled $14 million, and consisted primarily of commercial and consumer loans.

The allowance for loan losses was $1,971,000 at June 30, 1997. Loan loss provisions of $200,000 in the first half of 1997 were offset by net charge-offs totaling $343,000.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                        Six Months Ended
                                            June 30,                            Year Ended December 31,
                                 --------------------------------   ------------------------------------------------
                                     1997              1996             1996             1995             1994
                                 --------------    --------------   --------------   --------------   --------------
                                                                   (In Thousands)

Beginning Balance                    $   2,114             2,667            2,667            3,040            2,938

Provision                                  200                50              175              235              360

Charge-offs
-----------
     Residential mortgages                 (22)              (35)             (74)               -              (18)
     Commercial mortgages                 (188)               (6)            (168)            (569)               -
     Business                              (68)             (907)            (999)            (153)            (331)
     Other consumer                       (114)              (14)             (60)             (10)             (17)
--------------------------------------------------------------------------------------------------------------------
                                          (392)             (962)          (1,301)            (732)            (366)
--------------------------------------------------------------------------------------------------------------------

Recoveries
----------
     Commercial mortgages                    4                 -                -                -                -
     Business                               34                26              118              118               96
     Other consumer                         11                 -                8                6               12
--------------------------------------------------------------------------------------------------------------------
                                            49                26              126              124              108
--------------------------------------------------------------------------------------------------------------------
Net Charge-offs                          (343)              (936)          (1,175)            (608)            (258)
--------------------------------------------------------------------------------------------------------------------

Allowance of Cicero Bank
at time of acquisition                       -                 -              447                -                -

--------------------------------------------------------------------------------------------------------------------
Ending Balance                       $   1,971             1,781            2,114            2,667            3,040
--------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs
  to average loans outstanding            0.17%             0.54%            0.62%            0.36%            0.17%
--------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                          June 30,                       December 31,
                                                 ------------------------------------------------------------------
                                                    1997           1996         1996         1995          1994
                                                 ------------   -----------  -----------  ------------  -----------
                                                                          (In Thousands)

 Nonaccruing loans
     Residential real estate mortgages            $    1,056           198        1,359           271          317
     Commercial (1)                                    1,646         1,797        1,626         1,757        2,894
     Consumer                                            204            19          186           110           40
-------------------------------------------------------------------------------------------------------------------
Total                                             $    2,906         2,014        3,171         2,138        3,251
-------------------------------------------------------------------------------------------------------------------

Other loans past due 90 days or more
and still accruing:
     Consumer (2)                                         66    -                    29             1   -
     Commercial (1)                                    1,047           198          370             -          447
-------------------------------------------------------------------------------------------------------------------
Total                                             $    1,113           198          399             1          447
-------------------------------------------------------------------------------------------------------------------

Restructured loans, not included above                     -             -            -         1,125          932
-------------------------------------------------------------------------------------------------------------------

Real estate owned                                        698           202          717           397          984
-------------------------------------------------------------------------------------------------------------------

Total assets containing specific risk elements    $    4,717         2,414        4,287         3,661        5,614
-------------------------------------------------------------------------------------------------------------------

Ratio of total loans past due
90 days or more to gross loans                         1.91%         1.21%        1.73%         1.25%        2.05%
-------------------------------------------------------------------------------------------------------------------

Ratio of assets containing specific
risk elements to total assets                          1.90%         1.10%        1.77%         1.74%        2.78%
-------------------------------------------------------------------------------------------------------------------

(1) Includes commercial real estate loans.

(2) Consists primarily of Guaranteed Student Loans.



Nonperforming assets (nonaccrual loans and real estate owned) totaled $3.6 million, or 1.5% of total assets at June 30, 1997, compared with $3.9 million, or 1.6% of total assets at December 31, 1996, and $2.2 million or 1.0% at June 30, 1996. Included in nonperforming assets at June 30, 1997 were nonaccrual loans of $2.9 million or 1.4% of gross loans, compared with $3.2 million or 1.5% at December 31, 1996 and $2.0 million or 1.1% at June 30, 1996. Approximately 48% of the increase in nonaccrual loans at June 30, 1997 compared with June 30, 1996 is attributable to the July 1, 1996 acquisition of Cicero Bank's loan portfolio.

At June 30, 1997, nonaccrual loans were comprised of 36% residential mortgages, 57% commercial loans and mortgages and 7% consumer loans. At June 30, 1996, the breakdown was 10% residential mortgages, 89% commercial loans and mortgages and 1% consumer loans. The Company's exposure to losses on nonaccrual loans has not increased proportionately with the increase in nonaccrual loans because most of the increase is in residential mortgages, which have a very low risk of loss due to the nature of the underlying loan collateral. Since January 1, 1994, the Company's losses on residential mortgages has totaled only $115,000 or .1% of average residential mortgages outstanding.

The allowance for loan losses covered 68% of nonaccrual loans at June 30, 1997, compared with coverage of 67% at December 31, 1996 and 88% at June 30, 1996.

Impaired loans, which included troubled debt restructured loans, were $1.1 million and $2.7 million at June 30, 1997 and 1996, respectively. Included in these amounts are $107,000 and $1.6 million of impaired loans for which the related allowance for loan losses is $19,000 and $277,000, respectively. In addition, included in the total impaired loans at June 30, 1997 and 1996 are $976,000 and $1.1 million of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS
114. The average recorded investment in impaired loans during the second quarter of 1997 and 1996 was approximately $961,000 and $3.1 million, respectively.

The amount of interest income recognized on impaired loans for the three months ended June 30, 1997 and 1996 was approximately $7,000 and $69,000, respectively. The amount of interest income recognized on impaired loans for the six months ended June 30, 1997 and 1996 was approximately $7,000 and $131,000 respectively. The Bank is not committed to lend additional funds to these borrowers.

Potential problem loans at June 30, 1997 amounted to $1.9 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Deposits
--------

Total deposits (including advance payments by borrowers for property taxes and insurance) were $210.1 million at June 30, 1997, compared with $205 million at December 31, 1996. A $4 million decrease in time certificates was offset by a $3.8 million increase in savings accounts and a $4.3 million increase in NOW and demand accounts.

The Bank's deposit strategy for the past year has focused on growing its low cost transaction account base (savings, checking and NOW accounts), while reducing its reliance on time certificates. This strategy is supported by an ongoing direct mail marketing program that was implemented in February 1996. Transaction accounts comprised 39.9% of total deposits at June 30, 1997, up from 36.9% at December 31, 1996 and 34.9% at June 30, 1996. The direct mail program is an integral part of the Bank's plan to increase its lower costing transaction account base and reduce its dependence on higher costing time deposits. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts.

The following table sets forth deposits by type of account as of the dates indicated.



                                             June 30,                                December 31,
                            -----------------------------------------   ---------------------------------------
                              1997                 1996                 1996                  1995
                            -----------------------------------------   ---------------------------------------
                                        Percent              Percent              Percent              Percent
                                        of total             of total             of total             of total
                             Amount     deposits   Amount    deposits   Amount    deposits   Amount    deposits
                            --------------------  -------------------  -------------------   ------------------
                                                               (Dollars in Thousands)

Savings and club accounts   $ 42,443      20.19%   36,205      19.62%   38,690      18.87%   33,016      18.43%
Time certificates            103,337      49.16%   99,150      53.72%  107,429      52.39%   99,474      55.54%
Money market accounts         23,081      10.98%   20,945      11.35%   21,991      10.73%   21,448      11.98%
NOW accounts                  21,393      10.18%   15,602       8.45%   20,314       9.91%   13,244       7.39%
Demand accounts               18,108       8.62%   10,851       5.88%   14,861       7.25%    9,927       5.54%
Escrow accounts                1,829       0.87%    1,809       0.98%    1,744       0.85%    2,010       1.12%
----------------------------------------------------------------------------------------------------------------
          Total             $210,191     100.00%  184,562     100.00%  205,029     100.00%  179,119     100.00%
----------------------------------------------------------------------------------------------------------------

Stockholders' Equity
--------------------

Stockholders' equity at June 30, 1997 was $17 million, or $17.79 per share, compared with $16.2 million or $17.12 per share at December 31, 1996. At June 30, 1997, the Bank's leverage capital ratio was 6.73% and its risk-based capital ratio was 11.26%. Both capital measurements were in excess of regulatory requirements.

In July 1997 the Company declared a dividend of $.10 per share payable on August 12, 1997 to shareholders of record on July 29.

                     Comparison of the Results of Operations
                     ---------------------------------------

General
-------

Net income was $447,000 or $.47 per share for the second quarter of 1997, compared with $262,000 or $.28 per share for the same period in 1996. Income before taxes increased $416,000 or 149.6% compared with the year ago quarter. A $505,000 increase in net interest income and a $214,000 increase in other operating income offset increases in other operating expenses of $232,000 and a $75,000 increase in loan loss provisions. Income taxes increased $231,000.

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


                                           1997                                     1996
                                         -------------------------------------    -------------------------------------
                                          Average                      Yield/      Average                      Yield/
                                          Balance        Interest       Rate       Balance      Interest         Rate
                                         -------------------------------------    -------------------------------------
                                                                      (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                          $158,972         3,204         8.06%     147,211        2,931          7.96%
  Other loans                               50,439         1,162         9.24%      29,463          651          8.89%
----------------------------------------------------------------------------------------------------------------------
Total loans                                209,411         4,366         8.34%     176,674        3,582          8.12%
----------------------------------------------------------------------------------------------------------------------
  Securities                                16,346           302         7.41%      23,525          385          6.58%
  Federal funds sold                         2,796            42         6.03%       5,456           78          5.75%
----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets              228,553         4,710         8.25%     205,655        4,045          7.88%
----------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                 15,372             -                    11,657            -
----------------------------------------------------------------------------------------------------------------------
Total assets                              $243,925         4,710                   217,312        4,045
----------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts            $ 41,581           295         2.85%      35,258          250          2.85%
     Time certificates                     103,183         1,412         5.49%      99,216        1,401          5.68%
     Money market accounts                  22,192           204         3.69%      21,763          179          3.31%
     Now and escrow accounts                22,853           120         2.11%      17,388           95          2.20%
----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits          189,809         2,031         4.29%     173,625        1,925          4.46%
----------------------------------------------------------------------------------------------------------------------
  Borrowings                                18,333           300         6.56%      15,221          245          6.47%
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         208,142         2,331         4.49%     188,846        2,170          4.62%
Non-interest-bearing deposits               16,498             -                    10,618            -
Non-interest-bearing liabilities             2,306             -                     2,314            -
----------------------------------------------------------------------------------------------------------------------
Total liabilities                          226,946         2,331                   201,778        2,170
Stockholders' equity                        16,979             -                    15,534            -
----------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                    $243,925         2,331                   217,312        2,170
----------------------------------------------------------------------------------------------------------------------
Net interest income/
  interest rate spread                                     2,379         3.76%                    1,875          3.26%
----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning assets    $ 20,411                       4.16%      16,809                       3.65%
----------------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets
  to interest-bearing liabilities                                        1.10                                    1.09
----------------------------------------------------------------------------------------------------------------------

Net interest income was $2.4 million for the three months ended June 30, 1997 compared with $1.9 million for the same period in 1996. For the first six months of 1997, net interest income was $4.6 million, compared with $3.7 million in the first half of 1996. The increase for the quarter is attributable to a $22.9 million increase in average earning assets combined with a 52 basis point increase in the net interest margin.

Average loans outstanding in the second quarter of 1997 were $209.4 million, compared with $176.7 million in the year ago quarter, an increase of $32.7 million. The Bank acquired loans totaling $14 million from Cicero Bank on July 1, 1996. The rest of the increase resulted from new loan originations.

The Company's earning-asset yield increased 37 basis points in the second quarter of 1997 compared with the year ago quarter, due mainly to an increase of 22 basis points on loan yields. Mortgage loan yields increased 10 basis points due in part to slightly higher bond market interest rates, while yields on other loans increased 35 basis points due in large part to strong growth in consumer and commercial loans with higher yields relative to the Bank's existing portfolio.

The average cost of interest-bearing liabilities decreased 17 basis points due to a change in the mix of interest bearing deposits, and to a lower cost of time certificates. Savings and NOW accounts, which are the Company's lowest costing source of funds, grew to 31.3% of average interest bearing deposits in the first quarter of 1997, up from 28.5% in the year ago quarter. The cost of time certificates decreased 19 basis points as some longer term, higher rate accounts renewed at generally lower rates in the first half of 1997. In addition, many customers moved their funds into shorter maturity accounts in the first half of 1997 in anticipation of rising rates.

The net interest margin, which is equal to net interest income divided by average interest-earning assets, was 4.16% for the second quarter of 1997, up from 3.65% in the year ago quarter. The margin for the first half of 1997 was 4.06%, compared with 3.64% in the first half of 1996.

Other Operating Income
----------------------

Total other operating income was $449,000 in the second quarter of 1997, an increase of $218,000 or 94.4% from the second quarter of 1996. Other operating income for the first half of 1997 was $870,000, up $374,000 or 75.4% from the year ago period. Service charges and fee income generated by the growth in the Company's checking and savings accounts has been the main contributor to the increase.

Other Operating Expenses
------------------------

Total other operating expenses were $2 million for quarter ended June 30, 1997, compared with $1.8 million for the same period in 1996. Other operating expenses for the first half of 1997 were $4 million, compared with $3.4 million in the first half of 1996. The increase is directly attributable to current and planned future asset growth.

PART II.  OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings
         -------  Not applicable

         Item 2.  Changes in Securities
         -------  Not applicable

         Item 3.  Defaults Upon Senior Securities
         -------  Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders ------- Not applicable

         Item 5.  Other Information
         ------- On July 8, 1997, the Company declared a cash dividend of $.10 per share, payable on August 12, 1997 to shareholders of record on July 29.

         Item 6.  Exhibits and Reports on Form 8-K
         -------
                  No.    Exhibit
                  ---    -------
                  27     Financial Data Schedule

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SKANEATELES BANCORP, INC.
                            -------------------------
                                  (Registrant)

By:  /s/ John P. Driscoll                               Date: August 12, 1997
     -------------------------------                          ---------------
        John P. Driscoll
        Chairman, President and Chief
        Executive Officer

By:  /s/ J. Daniel Mohr                                 Date: August 12, 1997
     -------------------------------                          ---------------
         J. Daniel Mohr
         Chief Financial Officer
         and Treasurer