Form 10-Q
period 1997-09-30
SKANEATELES BANCORP INC
filed 1997-11-14
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

                         Commission File Number 0-18513
                                                -------


                            SKANEATELES BANCORP, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [X] No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 10, 1997
--------------------------------------------------------------------------------
Common Stock (par value $.01 per share)                  956,507 Shares

PART I.  FINANCIAL INFORMATION                                              PAGE

         ITEM 1. Consolidated Financial Statements

                 Consolidated Balance Sheets                                  3

                 Consolidated Statements of Income                            4

                 Consolidated Statements of  Stockholders' Equity             5

                 Consolidated Statements of Cash Flows                        6

                 Notes to Consolidated Financial Statements                   7

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                          16

         ITEM 2.  Changes in Securities                                      16

         ITEM 3.  Defaults Upon Senior Securities                            16

         ITEM 4.  Submission of Matters to a Vote of Security Holders        16

         ITEM 5.  Other Information                                          16

         Item 6.  Exhibits and Reports on Form 8-K                           16


SIGNATURES                                                                   17

SKANEATELES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                   SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                      1997          1996
--------------------------------------------------------------------------------
                        (In Thousands, Except Share Data)
Cash and due from banks                                $   6,516          5,726
Federal funds sold                                         1,400          3,800
Securities available for sale                              8,451          6,009
Securities held to maturity, fair value of
     $9,298 in 1997 and $11,138 in 1996                    9,041         10,893
Federal Home Loan Bank stock, at cost                      1,561          1,410
Mortgage loans receivable                                154,186        161,379
Other loans and leases receivable                         58,283         45,266
--------------------------------------------------------------------------------
                                                         212,469        206,645
          Net deferred costs                                 457            299
          Allowance for loan losses                       (2,085)        (2,114)
--------------------------------------------------------------------------------
          Loans receivable, net                          210,841        204,830
Premises and equipment, net                                6,186          6,195
Real estate owned, net                                       975            717
Accrued interest receivable                                1,401          1,271
Other assets                                               1,271          1,331
--------------------------------------------------------------------------------
                                                         247,643        242,182
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Liabilities:
     Interest bearing deposits                         $ 190,845        188,424
     Demand deposits                                      17,311         14,861
--------------------------------------------------------------------------------
          Total deposits                                 208,156        203,285

     Advance payments by borrowers for property
          taxes and insurance                                650          1,744
     Borrowings                                           18,378         18,181
     Accrued expenses and other liabilities                3,122          2,742
--------------------------------------------------------------------------------
          Total liabilities                              230,306        225,952
--------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock, par value $.01 per share,
          authorized 500,000 shares, none issued              --             --
     Common stock, par value $.01 per share,
          authorized 2,500,000 shares, 955,067
          and 948,092 shares issued in 1997 and
          1996, respectively                                  10              9
     Additional paid-in capital                            9,076          8,978
     Retained earnings                                     8,293          7,300
     Net unrealized loss on securities,
          net of taxes                                       (42)           (57)
--------------------------------------------------------------------------------
            Total stockholders' equity                    17,337         16,230
--------------------------------------------------------------------------------
                                                       $ 247,643        242,182
================================================================================

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                     1997       1996       1997       1996
------------------------------------------------------------------------------------------
                                                     (In Thousands, Except Per Share Data)
Interest income:
     Mortgage loans                              $  3,166      3,140      9,597      8,934
     Other loans                                    1,311      1,011      3,478      2,342
     Securities                                       312        382        909      1,104
     Federal funds sold                                64         19        151        188
------------------------------------------------------------------------------------------
          Total interest income                     4,853      4,552     14,135     12,568
------------------------------------------------------------------------------------------

Interest expense:
     Deposits                                       2,080      2,116      6,152      5,980
     Borrowings                                       301        251        889        730
------------------------------------------------------------------------------------------
          Total interest expense                    2,381      2,367      7,041      6,710
------------------------------------------------------------------------------------------
          Net interest income                       2,472      2,185      7,094      5,858
Provision for loan losses                             200         50        400        100
------------------------------------------------------------------------------------------
          Net interest income after provision
               for loan losses                      2,272      2,135      6,694      5,758
------------------------------------------------------------------------------------------

Other operating income:
     Net gain on security transactions                 --         --         --         77
     Net gain on sale of loans                          8          6         73         23
     Service charges                                  374        187        998        453
     Other                                             83         84        264        204
------------------------------------------------------------------------------------------
          Total other operating income                465        277      1,335        757
------------------------------------------------------------------------------------------
                                                    2,737      2,412      8,029      6,515
------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                   874        951      2,699      2,360
     Building, occupancy and equipment                321        323        933        897
     Real estate owned, net                            21          2         36          2
     Other                                            860        706      2,382      2,131
------------------------------------------------------------------------------------------
          Total other operating expenses            2,076      1,982      6,050      5,390
------------------------------------------------------------------------------------------

          Income before income taxes                  661        430      1,979      1,125
Income tax                                            231         25        700         65
==========================================================================================
          Net income                             $    430        405      1,279      1,060
==========================================================================================
Net income per common share                      $   0.45       0.43       1.34       1.13
==========================================================================================
Weighted average common shares                    954,818    945,497    952,896    940,195
==========================================================================================

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                         NET
                                                      ADDITIONAL                     UNREALIZED
                                           COMMON      PAID-IN-         RETAINED   GAIN (LOSS) ON   TREASURY
                                           STOCK        CAPITAL         EARNINGS      SECURITIES       STOCK           TOTAL
------------------------------------------------------------------------------------------------------------------------------
                                                                           (In Thousands)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                $10          9,526           6,083            33           (713)           14,939

Net income                                   --             --           1,060            --             --             1,060

Sale of 12,100 shares under option           --            102              --            --             --               102

Issuance of 2,678 shares of stock
     under 1995 Non-employee
     Director's Stock Plan                   --             37              --            --             --                37

Cash dividend declared on
     Common stock ($.18 per share)           --             --            (170)           --             --              (170)

Change in net unrealized
     gain on securities, net of
     tax effect of $68                       --             --              --           (96)            --               (96)
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996               $10          9,665           6,973           (63)          (713)           15,872
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                $ 9          8,978           7,300           (57)            --            16,230

Net income                                   --             --           1,279            --             --             1,279

Sale of 3,300 shares under option             1             28              --            --             --                29

Issuance of 1,925 shares of stock
     under 1995 Non-employee
     Director's Stock Plan                   --             36              --            --             --                36

Issuance of 1,467 shares of
     stock under Dividend
     Reinvestment Plan                       --             27              --            --             --                27

Issuance of 283 shares of stock
     under 1997 Employee Stock
     Purchase Plan                           --              7              --            --             --                 7

Cash dividend declared on
     Common stock ($.30 per share)           --             --            (286)           --             --              (286)

Change in net unrealized
     loss on securities,
     net of tax effect of $5                 --             --              --            15             --                15
==============================================================================================================================
Balance at September 30, 1997               $10          9,076           8,293           (42)            --            17,337
==============================================================================================================================

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                            1997         1996
--------------------------------------------------------------------------------
                                                              (In Thousands)
OPERATING ACTIVITIES
Net Income                                                 $ 1,279     $  1,060
Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities
          Provision for loan losses                            400          100
          Depreciation and amortization                        561          434
          Mortgage loans originated for sale                (2,686)      (3,210)
          Proceeds from sale of loans
               originated for sale                           3,368        3,345
          Net gain on security transactions                     --          (77)
          Net increase in interest receivable                 (130)        (173)
          Net increase (decrease)
               in other liabilities                            368        2,345
          Other, net                                          (300)         170
--------------------------------------------------------------------------------
                    Total adjustments                        1,581        2,934
--------------------------------------------------------------------------------
                    Net cash provided by
                         operating activities                2,860        3,994
INVESTING ACTIVITIES
     Proceeds from maturities of securities
          available for sale                                 1,008        1,000
     Proceeds from sale of securities
          available for sale                                    --        2,462
     Proceeds from maturities of securities
          held to maturity                                   1,445        3,150
     Purchase of securities held to maturity                   (60)      (4,135)
     Purchase of securities available for sale              (3,825)      (3,096)
     Principal collected on asset-backed securities            820          890
     Purchase of Federal Home Loan Bank stock                 (151)        (107)
     Net increase in loans made to customers                (7,167)     (19,670)
     Net cash and cash equivalents from acquired bank           --        3,387
     Proceeds from sale of real estate owned                   135          196
     Purchase of property and equipment, net                  (462)        (293)
--------------------------------------------------------------------------------
          Net cash used in investing activities             (8,257)     (16,216)
FINANCING ACTIVITIES:
     Net decrease in time certificates                      (4,088)      (1,091)
     Net increase in other deposits                          7,865        7,145
     Increase (decrease) in overnight borrowings               (25)       2,930
     Increase in long-term borrowings                          500           --
     Repayment of long-term borrowings                        (278)         (45)
     Proceeds from issuance of stock pursuant
          to stock plans                                        98          139
     Dividends paid                                           (286)        (170)
--------------------------------------------------------------------------------
          Net cash provided by financing activities          3,786        8,908
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (1,611)      (3,314)
Cash and cash equivalents at beginning of period             9,526        9,289
================================================================================
Cash and cash equivalents at end of period                 $ 7,915     $  5,975
================================================================================
Interest paid                                              $ 7,064     $  6,724
================================================================================
Income taxes paid                                          $   756     $     89
================================================================================
Supplemental schedule of noncash investing activities:
          Mortgage loans foreclosed and
               transferred to real estate owned            $   408     $    271
================================================================================

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

The Financial Accounting Standards Board (FASB) issued Statement No. 128 ("SFAS No. 128") Earnings Per Share in February 1997 effective for periods ending after December 15, 1997. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement. The adoption of SFAS No. 128 is not expected to have material effect on earnings per share as the Company does not have a complex capital structure.

In June 1997, the FASB issued Statement No. 130 entitled "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting Statement 130, which is effective for fiscal years beginning after December 15, 1997, is not expected to have a material impact on the Company.

In June 1997, the FASB also issued Statement No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information." The statement requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. At the present time, the effect of adopting the statement, if any, has not been determined.

2. INCOME TAXES

Income taxes for the third quarter were $231,000 or 35.0% of pre-tax income, compared with $25,000 or 5.8% of pre-tax income for the year ago quarter. In 1995, the Company had a valuation allowance relating to loan losses that had not yet been deducted for income tax purposes. The Company generated sufficient earnings in 1994 through 1996 to enable it to reduce the valuation allowance, resulting in an effective tax rate less than the statutory rates for 1996. The Company's effective tax rate is projected to be approximately 35% in 1997.

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS
                  -------------------------------------------

GENERAL

Skaneateles Bancorp, Inc. (the "Company") is a bank holding company, with Skaneateles Savings Bank (the "Bank") being its sole subsidiary. The financial condition and operating results of the Company are largely dependent on the Bank, its primary investment.

                       CHANGES IN FINANCIAL CONDITION FROM
                       -----------------------------------
                     DECEMBER 31, 1996 TO SEPTEMBER 30, 1997
                     ----------------------------------------

ASSETS

Consolidated assets of the Company were $247.6 million at September 30, 1997, a $5.5 million or 2.3% increase from December 31, 1996.

LOANS

Net loans receivable were $210.8 million at September 30, 1997, an increase of $6 million or 2.9% from December 31, 1996. Total loan closings (including undisbursed funds) were $12.2 million in the third quarter, compared with $15.7 million in the year ago quarter, a decrease of 22%. Consumer installment and commercial loan originations during the quarter increased a combined $3.1 million or 44.7% over the year ago quarter, while residential mortgage originations decreased $6.5 million or 72.8% compared with the same period last year. Consumer and commercial loans represented 80.2% of the total loans originated in the third quarter of 1997, compared with 43.3% in the third quarter of 1996.

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

In the third quarter of 1996, the Bank effectively suspended the use of mortgage brokers, focusing instead on its designated lending area for residential mortgages, and implemented an indirect lending program, through which it receives consumer loan applications from Bank-approved automobile, boat and recreational vehicle dealerships on behalf of their customers to finance their purchases. This program is expected to be an integral part of the Bank's consumer loan origination efforts for the foreseeable future. These applications are subject to the Bank's normal consumer loan underwriting criteria. Indirect consumer loan originations in the first nine months of 1997 totaled approximately $6.2 million or 37.7% of total consumer loan originations.

The Bank's deposit base has grown considerably in 1996 and 1997, with more than 11,000 new deposit accounts being added since March 1996, as a result of a direct mail marketing program. This has provided the Bank with an enormous opportunity to cross-sell the Bank's credit products, and is expected to be a significant source of future consumer loan growth.

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

In January 1997, the Bank expanded its commercial loan products by offering dealer floor plans. Through this program the Bank offers revolving credit lines to local automobile, boat and recreational vehicle dealerships to finance inventory purchases. As of September 30, 1997, the Bank had total approved dealer floor plan lines totaling $3.7 million.

The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.

                                                   SEPTEMBER 30,                                 DECEMBER 31,
                                    ------------------------------------------     -----------------------------------------
                                            1997                   1996                   1996                   1995
                                    -------------------     ------------------     ------------------     ------------------
                                     AMOUNT        %        AMOUNT        %        AMOUNT        %        AMOUNT        %
                                    --------    -------     -------    -------     -------    -------     -------    -------
                                                             (DOLLARS IN THOUSANDS)
Loans secured by first mortgages
     on real estate:
          Residential               $121,337     57.11%     129,644     63.49%     129,651     62.74%     116,320     67.80%
          Commercial                  32,849     15.46%      30,898     15.13%      31,728     15.35%      27,357     15.94%
Other loans:
     Commercial loans & leases        21,008      9.89%      19,227      9.42%      18,861      9.13%      10,631      6.20%
     Home equity and
          improvement                 19,844      9.34%      15,995      7.83%      17,599      8.52%      14,578      8.50%
     Guaranteed student                  955      0.45%         763      0.37%         882      0.43%         858      0.50%

     Other consumer                   16,476      7.75%       7,678      3.76%       7,924      3.83%       1,821      1.06%
----------------------------------------------------------------------------------------------------------------------------
          Total                     $212,469    100.00%     204,205    100.00%     206,645    100.00%     171,565    100.00%
============================================================================================================================

The allowance for loan losses was $2,085,000 at September 30, 1997. Loan loss provisions of $400,000 in the first nine months of 1997 were offset by net charge-offs totaling $429,000.

In October and November 1997, the Bank received cash payments of $438,000 on two loans that had been charged down in 1995 and 1996. These recoveries were credited to the allowance for loan losses.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,                YEAR ENDED DECEMBER 31,
                                     ---------------------      ---------------------------------
                                       1997          1996        1996          1995         1994
                                     --------       ------      -------       ------       ------
                                                                   (In Thousands)
Beginning Balance                    $ 2,114        2,667        2,667        3,040        2,938

Provision                                400          100          175          235          360

CHARGE-OFFS
     Residential mortgages               (66)         (35)         (74)          --          (18)
     Commercial mortgages               (237)        (168)        (168)        (569)          --
     Business                            (76)        (939)        (999)        (153)        (331)
     Other consumer                     (115)         (14)         (60)         (10)         (17)
-------------------------------------------------------------------------------------------------
                                        (494)      (1,156)      (1,301)        (732)        (366)
-------------------------------------------------------------------------------------------------

RECOVERIES
     Commercial mortgages                  5           --           --           --           --
     Business                             46           49          118          118           96
     Other consumer                       14            4            8            6           12
-------------------------------------------------------------------------------------------------
                                          65           53          126          124          108
-------------------------------------------------------------------------------------------------
NET CHARGE-OFFS                         (429)      (1,103)      (1,175)        (608)        (258)
-------------------------------------------------------------------------------------------------

Allowance of Cicero Bank
at time of acquisition                    --          447          447           --           --

-------------------------------------------------------------------------------------------------
Ending Balance                       $ 2,085        2,111        2,114        2,667        3,040
-------------------------------------------------------------------------------------------------

Ratio of net charge-offs
     to average loans outstanding       0.21%        0.60%        0.62%        0.36%        0.17%
-------------------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                             SEPTEMBER 30,           DECEMBER 31,
                                                           -----------------------------------------------
                                                            1997       1996     1996      1995      1994
                                                           ------     -----     -----     -----     -----

                                                                          (In Thousands)

Nonaccruing loans
     Residential real estate mortgages                     $  999     1,029     1,359       271       317
     Commercial (1)                                         2,217     1,649     1,626     1,757     2,894
     Consumer                                                 228       153       186       110        40
---------------------------------------------------------------------------------------------------------
Total                                                      $3,444     2,831     3,171     2,138     3,251
=========================================================================================================

Other loans past due 90 days or more and still accruing:

     Residential real estate mortgages                     $   76      --        --        --        --

     Consumer (2)                                            --        --          29         1      --
     Commercial (1)                                          --         198       370      --         447
---------------------------------------------------------------------------------------------------------
Total                                                      $   76       198       399         1       447
=========================================================================================================
Restructured loans, not included above                       --        --        --       1,125       932
=========================================================================================================
Real estate owned                                             975       473       717       397       984
=========================================================================================================
Total assets containing specific risk elements             $4,495     3,502     4,287     3,661     5,614
=========================================================================================================
Ratio of total loans past due
90 days or more to gross loans                               1.66%     1.48%     1.73%     1.25%     2.05%
=========================================================================================================
Ratio of assets containing specific
risk elements to total assets                                1.82%     1.45%     1.77%     1.74%     2.78%
=========================================================================================================
(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student Loans.

Nonperforming assets (nonaccrual loans and real estate owned) totaled $4.4 million, or 1.8% of total assets at September 30, 1997, compared with $3.9 million, or 1.6% of total assets at December 31, 1996, and $3.3 million or 1.4% at September 30, 1996. Included in nonperforming assets at September 30, 1997 were nonaccrual loans of $3.4 million or 1.6% of gross loans, compared with $3.2 million or 1.5% at December 31, 1996 and $2.8 million or 1.4% at September 30, 1996.

At September 30, 1997, nonaccrual loans were comprised of 29% residential mortgages, 64% commercial loans and mortgages and 7% consumer loans. At September 30, 1996, the breakdown was 36% residential mortgages, 58% commercial loans and mortgages and 6% consumer loans.

The allowance for loan losses covered 60% of nonaccrual loans at September 30, 1997, compared with coverage of 67% at December 31, 1996 and 75% at September 30, 1996.

Impaired loans, which included troubled debt restructured loans, were $1.5 million and $2.6 million at September 30, 1997 and 1996, respectively. Included in these amounts are $649,000 and $1.2 million of impaired loans for which the related allowance for loan losses is $127,000 and $412,000, respectively. In addition, included in the total impaired loans at September 30, 1997 and 1996 are $823,000 and $1.4 million, respectively, of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The average recorded investment in impaired loans during the three months and nine months ended September 30, 1997 was approximately $1.3 million.

The amount of interest income recognized on impaired loans for the three months ended September 30, 1997 and 1996 was approximately $59,000 and $25,000, respectively. The amount of interest income recognized on impaired loans for the nine months ended September 30, 1997 and 1996 was approximately $66,000 and $156,000 respectively. The Bank is not committed to lend additional funds to these borrowers.

Potential problem loans at September 30, 1997 amounted to $2.2 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

DEPOSITS
--------

Total deposits (including advance payments by borrowers for property taxes and insurance) were $208.8 million at September 30, 1997, compared with $205 million at December 31, 1996 and $204.2 million at September 30, 1996. A $4.1 million decrease in time certificates in 1997 was offset by a $2.4 million increase in savings accounts and a $5.1 million increase in NOW and demand accounts. Money market accounts increased $1.4 million while escrow accounts decreased $1 million due to payments of property taxes on behalf of borrowers.

The Bank's deposit strategy for the past eighteen months has focused on growing its low cost transaction account base (savings, checking and NOW accounts), while reducing its reliance on time certificates. An ongoing direct mail marketing program that was implemented in February 1996 supports this strategy. Transaction accounts (including escrow) comprised 39.3% of total deposits at September 30, 1997, up from 36.9% at December 31, 1996 and 36.3% at September 30, 1996. The direct mail program is an integral part of the Bank's plan to increase its lower costing transaction account base and reduce its dependence on higher costing time deposits. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts.

The following table sets forth deposits by type of account as of the dates indicated.

                                            SEPTEMBER 30,                               DECEMBER 31,
                             -------------------------------------------- ------------------------------------------
                                     1997                  1996                  1996                  1995
                             ---------------------- --------------------- --------------------- ---------------------
                                          Percent              Percent               Percent               Percent
                                         of total              of total              of total             of total
                               Amount    deposits    Amount    deposits    Amount    deposits    Amount   deposits
                             ---------------------- --------------------- --------------------- --------------------
                                                             (Dollars in Thousands)
Savings and club accounts      $  41,185    19.73%     39,808     19.49%     38,690     18.87%     33,016    18.43%

Time certificates                103,341    49.49%    108,251     52.99%    107,429     52.39%     99,474    55.54%

Money market accounts             23,445    11.23%     21,937     10.74%     21,991     10.73%     21,448    11.98%

NOW accounts                      22,874    10.95%     19,506      9.55%     20,314      9.91%     13,244     7.39%

Demand accounts                   17,311     8.29%     14,022      6.86%     14,861      7.25%      9,927     5.54%

Escrow accounts                      650     0.31%        753      0.37%      1,744      0.85%      2,010     1.12%
-------------------------------------------------------------------------------------------------------------------
          Total                 $208,806   100.00%    204,277    100.00%    205,029    100.00%    179,119   100.00%
===================================================================================================================

STOCKHOLDERS' EQUITY
--------------------

Stockholders' equity at September 30, 1997 was $17.3 million, or $18.15 per share, compared with $16.2 million or $17.12 per share at December 31, 1996. At September 30, 1997, the Bank's leverage capital ratio was 6.79% and its risk-based capital ratio was 11.29%. Both capital measurements were in excess of regulatory requirements.

In October 1997 the Company declared a dividend of $.10 per share payable on November 18, 1997 to shareholders of record on November 4.

                     COMPARISON OF THE RESULTS OF OPERATIONS
                     ---------------------------------------

GENERAL
-------

Net income was $430,000 or $.45 per share for the third quarter of 1997, compared with $405,000 or $.43 per share for the same period in 1996. Income before taxes increased $231,000 or 53.7% compared with the year ago quarter. A $287,000 increase in net interest income and a $188,000 increase in other operating income offset increases in other operating expenses of $94,000 and a $150,000 increase in loan loss provisions. Income taxes increased $206,000.

Net income for the nine months ended September 30, 1997 was $1.3 million or $1.34 per share, up 20.7% from the year ago period. Income before taxes was $2 million for the first nine months of 1997, an increase of 75.9% from the year ago period.

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

                                                       1997                                    1996
                                        ------------------------------------     -----------------------------------
                                          AVERAGE                   YIELD/        AVERAGE                   YIELD/
                                          BALANCE    INTEREST        RATE         BALANCE    INTEREST        RATE
                                        ------------------------------------     -----------------------------------
                                                                  (Dollars In Thousands)

Interest-earning assets:
  Mortgage loans                           $155,583      $3,167       8.14%        $158,903      $3,140       7.90%
  Other loans                                56,407       1,311       9.22%          41,927       1,011       9.59%
--------------------------------------------------------------------------------------------------------------------
Total loans                                 211,990       4,478       8.43%         200,830       4,151       8.25%
--------------------------------------------------------------------------------------------------------------------
  Securities                                 18,775         310       6.55%          24,048         382       6.32%
  Federal funds sold                          4,632          66       5.65%           1,153          19       6.56%
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               235,397       4,854       8.22%         226,031       4,552       8.04%
--------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                  13,878           -                      14,284           -
--------------------------------------------------------------------------------------------------------------------
Total assets                              $ 249,275       4,854                     240,315       4,552
--------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts           $   42,178         302       2.84%          39,420         282       2.85%
     Time certificates                      102,944       1,433       5.52%         108,706       1,535       5.62%
     Money market accounts                   23,479         219       3.70%          22,894         193       3.35%
     Now and escrow accounts                 24,110         127       2.09%          19,724         107       2.16%
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits           192,711       2,081       4.28%         190,744       2,117       4.42%
--------------------------------------------------------------------------------------------------------------------
  Borrowings                                 18,531         301       6.44%          15,375         251       6.49%
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          211,242       2,382       4.47%         206,119       2,368       4.57%
Non-interest-bearing deposits                18,195           -                      14,747           -
Non-interest-bearing liabilities              2,420           -                       3,567           -
--------------------------------------------------------------------------------------------------------------------
Total liabilities                           231,857       2,382                     224,433       2,368
Stockholders' equity                         17,418           -                      15,882           -
--------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                   $  249,275       2,382                     240,315       2,368
--------------------------------------------------------------------------------------------------------------------
Net interest income/ interest rate
spread                                                    2,472       3.75%                       2,184       3.47%
--------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning assets   $   24,155                   4.20%          19,912                   3.86%
Ratio of interest-earning assets
  to interest-bearing liabilities                                     1.11                                    1.10
--------------------------------------------------------------------------------------------------------------------

Net interest income was $2.5 million for the three months ended September 30, 1997 compared with $2.2 million for the same period in 1996. For the first nine months of 1997, net interest income was $7.1 million, compared with $5.9 million in the first nine months of 1996. The increase for the quarter is attributable to a $9.4 million increase in average earning assets combined with a 36 basis point increase in the net interest margin.

Average loans outstanding in the third quarter of 1997 were $212 million, compared with $200.8 million in the year ago quarter. As noted above, most of this growth was in the Bank's consumer and commercial loan portfolios.

The Company's earning-asset yield increased 18 basis points in the third quarter of 1997 compared with the year ago quarter, due mainly to a 18 basis point increase on loan yields. Mortgage loan yields increased 24 basis points due in part to slightly higher bond market interest rates and to a higher proportion of the portfolio being commercial mortgages, while yields on other loans decreased 37 basis points due in large part to strong growth in consumer and commercial loans with lower yields relative to the Bank's existing portfolio.

The average cost of interest-bearing liabilities decreased 10 basis points due to a change in the mix of interest bearing deposits, and to a lower cost of time certificates. Savings and NOW accounts, which are the Company's lowest costing source of funds, grew to 31.4% of average interest bearing deposits in the third quarter of 1997, up from 28.8% in the year ago quarter. The cost of time certificates decreased 10 basis points as some longer term, higher rate accounts renewed at generally lower rates in the first half of 1997. In addition, many customers moved their funds into shorter maturity accounts in the first nine months of 1997 in anticipation of rising rates.

The net interest margin, which is equal to net interest income divided by average interest-earning assets, was 4.20% for the third quarter of 1997, up from 3.86% in the year ago quarter. The margin for the first nine months of 1997 was 4.12%, compared with 3.72% in the first nine months of 1996.

OTHER OPERATING INCOME

Total other operating income was $465,000 in the third quarter of 1997, an increase of $188,000 or 67.9% from the third quarter of 1996. Other operating income for the first nine months of 1997 was $1.3 million, up $578,000 or 76.4% from the year ago period. Service charges and fee income generated by the growth in the Company's checking and savings accounts has been the main contributor to the increase.

OTHER OPERATING EXPENSES

Total other operating expenses were $2.1 million for quarter ended September 30, 1997, compared with $2 million for the same period in 1996. Other operating expenses for the first nine months of 1997 were $6.1 million, compared with $5.4 million for the same period in 1996. The increase is directly attributable to current and planned future asset growth.

PART II. OTHER INFORMATION
--------------------------

         ITEM 1. Legal Proceedings
         ------- Not applicable

         ITEM 2. Changes in Securities
         ------- Not applicable

         ITEM 3. Defaults Upon Senior Securities
         ------- Not applicable

         ITEM 4. Submission of Matters to a Vote of Security Holders ------- Not applicable

         ITEM 5. Other Information
         ------- On October 14, 1997, the Company declared a cash dividend of $.10 per share, payable on November 18, 1997 to shareholders of record on November 4.

         ITEM 6. Exhibits and Reports on Form 8-K
         -------

                 a. No.     Exhibit
                    ---     -------
                    27      Financial Data Schedule

                 b. On October 29, the Company filed a Form 8-K announcing the declaration of a three-for-two stock split, in the form of a 50 percent stock dividend, payable on November 28, 1997 to shareholders of record on November 12. The stock split will increase the Company's shares outstanding by approximately 477,700 shares. The Company had 955,457 shares outstanding on October 28.

                    Under the terms of the stock dividend, Skaneateles Bancorp shareholders will receive a dividend of one share for every two shares held on November 12. Fractional shares created by the stock dividend will be paid in cash based upon the last reported sale price on November 12, as adjusted for the stock dividend, except for shareholders participating in the Company's dividend reinvestment plan who will receive fractional shares credited to their accounts.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SKANEATELES BANCORP, INC.
                            -------------------------
                                  (Registrant)

By: /s/ John P. Driscoll                                Date: November 12, 1997
    --------------------------------                          -----------------
    John P. Driscoll
    Chairman, President and Chief
    Executive Officer

By: /s/ J. Daniel Mohr                                  Date: November 12, 1997
    --------------------------------                          -----------------
    J. Daniel Mohr
    Chief Financial Officer
    and Treasurer