Form 10-K
period 1997-12-31
SKANEATELES BANCORP INC
filed 1998-03-30
CIK 829282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                             -----------------
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-18513
                                                -------
                            SKANEATELES BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware              16-1368745
                 ------------------------    ----------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

As of March 18, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25,274,000.

As of March 18, 1998, 1,438,960 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                      Part of 10-K into which incorporated
             --------                      ------------------------------------

Portions of the Annual Report to
Shareholders for the year ended
December 31, 1997                                 Parts II and IV

Portions of the definitive Proxy
Statement  for Annual Meeting of
Shareholders to be held April 21, 1998            Part III


                                TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 1997
                            SKANEATELES BANCORP, INC.
                                                                                                    Page
                                                                                                    ----
PART I.
        Item 1. Business ...........................................................................  1
        Item 2. Properties ......................................................................... 18
        Item 3. Legal Proceedings .................................................................. 19
        Item 4. Submission Of Matters To A Vote Of Security Holders ................................ 19

PART II
        Item 5. Market For The Registrant's Common Stock And Related Stockholder Matters ........... 19
        Item 6. Selected Financial Data ............................................................ 19
        Item 7. Management's Discussion And Analysis Of Financial Condition
                       And Results Of Operations ................................................... 19
        Item 7A  Quantitative and Qualitative Disclosures About Market Risk......................... 19
        Item 8.  Financial Statements And Supplementary Data ....................................... 19
        Item 9. Changes In And Disagreements With Accountants On Accounting
                       And Financial Disclosure .................................................... 20

PART III
        Item 10.Directors And Executive Officers Of The Registrant ................................. 20
        Item 11.Executive Compensation ............................................................. 20
        Item 12.Security Ownership Of Certain Beneficial Owners And Management ..................... 20
        Item 13.Certain Relationships and Related Transactions ..................................... 20

PART IV
       Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .................... 21

PART I.

Item 1. BUSINESS

                                     GENERAL

        Skaneateles Bancorp, Inc. (the "Company") is a Delaware-chartered bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the primary business of which is the ownership and operation of its sole subsidiary, Skaneateles Savings Bank ("Skaneateles" or the "Bank"). Skaneateles is a New York-chartered stock savings bank headquartered in the Village of Skaneateles, Onondaga County, New York. Deposit accounts of the Bank are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"). In continuous operation since 1866, the Bank conducts business from nine full-service banking offices located in Onondaga and Oswego counties of New York State. Historically, Skaneateles has been engaged in the business of attracting deposits from the general public and earning income on those funds through various lending and investment activities.

        The Company's financial performance depends primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, primarily loans, investments and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The relative amounts of interest-earning assets, deposits and borrowings also impact net interest income. The Company's financial performance is also affected by the establishment of provisions for loan losses and the level of its other income, including fees on loans sold, deposit service charges, the results of foreclosed real estate activities, gains or losses from the sale of loans as well as its other operating expenses and income tax provisions. The Company's financial performance has historically been affected by local economic and competitive conditions, primarily in the market area of Metropolitan Syracuse. Changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities all have an impact on the Company's financial performance of the Bank and the Company.

       The Bank operated as a single office savings bank in Skaneateles, New York until 1967 when it opened its first branch office in Camillus, a suburb of Syracuse. During 1988, the Bank opened an office in downtown Syracuse. Since 1994, the Bank acquired or opened six branch offices in and around Syracuse. Three of these branches are in-store facilities in newly constructed or renovated supermarkets The in-store branches provide all of the same products and services as the Bank's traditional branches, with the exception of safe deposit boxes.

       The Company was incorporated as Center Banks Incorporated. On April 15, 1997, stockholders approved the Company's proposal to change its name from to Skaneateles Bancorp, Inc. The name change was effective April 16, at which time the Company's stock began trading under the symbol "SKAN" on the NASDAQ National Market System.

        In October, 1997, the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on November 28, 1997 to shareholders of record on November 12. The total number of shares outstanding increased by approximately 478,000 as a result of the split. All share and per-share information has been retroactively adjusted to reflect the split.

       Certain statements in this discussion are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the risks and uncertainties that may affect the operations, performance and results of the business of the Company and the Bank are prevailing market rates of interest for both loans and deposits, loan prepayments by, and the financial health of, the Bank's borrowers, general economic conditions in the Bank's designated lending area, and competition from banks and other financial institutions with greater resources operating in the Bank's marketplace.


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

        RESIDENTIAL REAL ESTATE LENDING. Most of Skaneateles' residential loan portfolio is secured by first mortgages on real estate located in the greater Syracuse area, and to a lesser extent, the greater Rochester area. Most residential loans are originated directly by Skaneateles. The Bank has also purchased loans for its portfolio from time to time, although no such purchases were made in 1997 or 1996.

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

        Fixed rate mortgages are predominately underwritten in accordance with secondary market standards, and therefore can be sold at any time in response to changes in interest rates or to meet liquidity needs. Fixed rate mortgages with terms of 15 years or less were originated for portfolio prior to January, 1998. Beginning in January, 1998, the Bank began selling all conforming fixed rate mortgages at the time of origination due to the relatively low interest rate environment and the resulting increased interest rate risk associated with long term fixed rate assets. The Bank generally retains servicing on sold loans.

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

       The Bank also originates consumer loans through an indirect lending program through which it receives loan applications from Bank-approved automobile, boat and recreational vehicle dealerships on behalf of their customers to finance their purchases. These applications are subject to the Bank's normal consumer loan underwriting criteria.

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

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.

                                                                      At December 31,
                               ------------------  ----------------  ------------------  -----------------   -----------------
                                      1997               1996              1995                1994                1993
                               ------------------  ----------------  ------------------  -----------------   -----------------
                                Amount      %      Amount     %        Amount      %      Amount      %       Amount     %
                               -----------------  -----------------  ------------------  -----------------   -----------------

                                                             (Dollars in Thousands)
Loans secured by first mortgages
  on real estate:
   Residential ...............  $119,350   55.63%  129,651    62.74%  116,320     67.80%  110,404    66.10%   87,623    61.16%
   Commercial ................    33,962   15.83%   31,728    15.35%   27,357     15.94%   28,175    16.87%   25,854    18.05%
Other loans:
   Commercial ................    22,995   10.72%   18,861     9.13%   10,631      6.20%   13,274     7.95%   15,574    10.87%
   Home equity and improvement    20,624    9.61%   17,599   14,578      8.52%     8.50%   13,219     7.92%   12,454     8.69%
   Guaranteed student ........     1,059    0.49%      882      858      0.43%     0.50%      789     0.47%      825     0.58%
   Other consumer ............    16,565    7.72%    7,924    1,821      3.83%     1.06%    1,148     0.69%      928     0.65%
------------------------------------------------------------------------------------------------------------------------------
          Total ..............  $214,555  100.00%  206,645   100.00%  171,565    100.00%  167,009   100.00%  143,258   100.00%
==============================================================================================================================

       Total loans were $214.6 million at December 31, 1997, an increase of $8 million, or 3.9% from December 31, 1996. Loan originations for 1997 totaled $50 million, a decrease of 7.7% from 1996's originations of $54.2 million. Substantial increases in both consumer and commercial loan originations were offset by a decrease in residential lending.

       Residential mortgage originations were $9.7 million in 1997, a decrease of 68.3% from 1996's originations. Residential mortgages represented 19.3% of 1997's total loan originations, down from 56.1% in 1996. As a result of increasing competition in mortgage lending, which squeezed margins and profitability, the Bank shifted its lending focus late in 1996, placing more emphasis on consumer and commercial loans. To that end, the Bank effectively suspended the use of mortgage brokers, who had been used to supplement the Bank's direct originations, especially outside of the Bank's designated lending area. Accordingly, as expected, residential mortgage originations dropped significantly in 1997.

       Approximately $7.9 million, or 81.4% of the residential loans originated in 1997 were for fixed rates of interest, compared with $15.2 million and 50%, respectively, in 1996. Fixed rate mortgages with terms of 15 years or less were originated for portfolio prior to January, 1998. Beginning in January, 1998, the Bank began selling all conforming fixed rate mortgages at the time of origination due to the relatively low interest rate environment and the resulting increased interest rate risk associated with long term fixed rate assets.

       Consumer loan originations were $20.8 million, or 41.6% of total loan originations in 1997, compared with $10.5 million, or 19.4% in 1996. The Bank has seen a substantial increase in deposit customers through its Checking Account Marketing Program ("CHAMP"). Cross-sales of consumer loan products to these new customers was a significant factor behind the loan growth in 1997. The CHAMP program is a long-term marketing program and cross-selling to new customers obtained through the program is expected to be an important component of consumer loan growth in future years. The Bank's indirect lending program was also an important factor, accounting for approximately 33.5% of the Bank's total consumer loan originations in 1997.

       Commercial loan and mortgage originations were $19.6 million, or 39.1% of total loan originations in 1997, up from $13.3 million, or 24.5% in 1996. The increase resulted largely from the Bank's dealer floor plan program begun in January, 1997. Through the program, the Bank provides lines of credit to local boat, automobile, and recreational vehicle dealers to finance inventory purchases. At December 31, 1997, total outstanding balances on dealer floor plans was $4.7 million.

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

        The following table sets forth the contractual maturity of the commercial loan portfolio and real estate construction loans at December 31, 1997.

                                                       Within        One to         After
                                                      one year     five years     five years      Total

---------------------------------------------------------------------------------------------------------
                                                                          In Thousands)
Commercial loans - adjustable rate                      $7,721         6,783         2,672        17,176
Commercial loans - fixed rate                              284         4,117         1,418         5,819
Real estate construction loans - adjustable rate            56             0             0            56
---------------------------------------------------------------------------------------------------------
     Total                                              $8,061        10,900         4,090        23,051
=========================================================================================================

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

       The Company's cumulative 1 year ratio of rate sensitive assets to rate sensitive liabilities (1 year gap) was 1.10 at December 31, 1997. This indicates a slightly asset-sensitive position.

        The following table sets forth, as of December 31, 1997, information regarding the interest-sensitive assets and liabilities of the Company.

                                     0 to        Over 3        Over 1       Over 5       Over
                                   3 Months   to 12 Months   to 5 Years   to 10 Years   10 Years      Total
------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold               $ 6,700            0            0             0            0        6,700
  Securities                         4,489        4,183        4,027           677        2,705       16,081
  Federal Home Loan Bank stock       1,561            0            0             0            0        1,561
  Mortgage loans                    20,085       57,457       49,519        20,956        5,295      153,312
  Consumer loans                    11,748        5,542       19,715         1,243            0       38,248
  Commercial loans                  16,996        1,357        4,642             0            0       22,995
------------------------------------------------------------------------------------------------------------
Total                               61,579       68,539       77,903        22,875        8,001      238,897
------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits:
     Savings and club accounts(1)    4,245       12,735       16,976         8,495            0       42,451
     Time certificates              21,376       41,145       40,754         1,797            0      105,072
     Money market accounts          24,234            0            0             0            0       24,234
     Now and escrow accounts(1)      1,290        4,220       16,837         3,678            0       26,025
  Borrowings                         2,204        7,005        7,015           936          897       18,057
------------------------------------------------------------------------------------------------------------
Total                               53,349       65,105       81,582        14,906          897      215,839
------------------------------------------------------------------------------------------------------------
Gap                                $ 8,230        3,434       (3,679)        7,969        7,104       23,058
------------------------------------------------------------------------------------------------------------
Cumulative gap                     $ 8,230       11,664        7,985        15,954       23,058
------------------------------------------------------------------------------------------------------------
Cumulative gap as a
     percentage of
     interest-earning assets                       3.44%        4.88%         3.34%        6.68%        9.65%
============================================================================================================

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

                                                                     1997                                    1996
                                                      ----------------------------------     -----------------------------------
                                                              Increase (Decrease)                     Increase (Decrease)
                                                       Volume         Rate          Net        Volume        Rate         Net
                                                      --------------------------------------------------------------------------
                                                                       (In Thousands)
Interest income on interest-earning assets:
     Mortgage loans                                   $   374          151          525          860           44          904
     Other loans                                        1,548          (22)       1,526          793         (263)         530
     Securities                                          (235)         (28)        (263)        (151)         (31)        (182)
     Federal funds sold                                    (4)          19           15           55          (16)          39
-------------------------------------------------------------------------------------------------------------------------------
  Total                                                 1,683          120        1,803        1,557         (266)       1,291
===============================================================================================================================

Interest expense on interest-bearing liabilities:
Deposits:
     Savings and club accounts                        $   125            4          129          100            3          103
     Time certificates                                     24         (158)        (134)         369          (59)         310
     Money market accounts                                 21           70           91          (35)           0          (35)
     Now and escrow accounts                              103          (15)          88           75          (12)          63
-------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                          273          (99)         174          509          (68)         441
Borrowings                                                152           (2)         150           94          (32)          62
-------------------------------------------------------------------------------------------------------------------------------
  Total                                                   425         (101)         324          603         (100)         503
===============================================================================================================================
Net interest income                                   $ 1,258          221        1,479          954         (166)         788
===============================================================================================================================

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                                                December 31,
                                                           --------------------------------------------------------
                                                             1997        1996        1995        1994        1993
                                                           --------    --------    --------    --------    --------
                                                                                (In Thousands)
Nonaccruing loans
     Residential real estate mortgages                       $1,091       1,359         271         317         291
     Commercial (1)                                           2,573       1,626       1,757       2,894       2,481
     Consumer                                                   253         186         110          40          10
-------------------------------------------------------------------------------------------------------------------
Total                                                        $3,917       3,171       2,138       3,251       2,782
===================================================================================================================

Other loans past due 90 days or more and still accruing:
     Consumer (2)                                            $    0          29           1           0          12
     Commercial (1)                                               0         370           0         447           0
     Lease loans                                                  0           0           0           0           0
-------------------------------------------------------------------------------------------------------------------
Total                                                        $    0
===================================================================================================================

Restructured loans, not included above                            0           0       1,125         932       1,006
===================================================================================================================

Real estate owned                                               951         717         397         984       1,807
===================================================================================================================

Total assets containing specific risk                        $4,868       4,287       3,661       5,614       5,607
===================================================================================================================

Ratio of total loans past due
90 days or more to gross loans                                 1.83%       1.73%       1.25%       2.05%       1.95%
===================================================================================================================

Ratio of assets containing specific
risk elements to total assets                                  1.90%       1.77%       1.74%       2.78%       3.21%
===================================================================================================================

(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student Loans.

        The following table sets forth the amounts of interest income not recognized on nonaccruing loans during each period (not including the effect of loans charged off during the period).

                                                                          December 31,
                                              ----------------------------------------------------------------------
                                                 1997           1996          1995           1994           1993
                                              -----------    -----------   -----------    -----------    -----------
                                                                         (In Thousands)
Income that would have been accrued
at original contract rates                     $    274            283           155            172            104

       Nonperforming assets (nonaccrual loans and real estate owned) totaled $4.9 million, or 1.9% of total assets at December 31, 1997, compared with $3.9 million, or 1.6% of total assets at December 31, 1996. Included in nonperforming assets at December 31, 1997 were nonaccrual loans of $3.9 million, or 1.8% of gross loans, compared with $3.2 million, or 1.5% of gross loans at December 31, 1996.

        Potential problem loans at December 31, 1997 amounted to $779,000. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

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

       Generally, all commercial mortgage loans and commercial loans in a delinquent payment status (90 days or more delinquent) are considered impaired. The Bank estimates losses on impaired loans based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or the fair value of the underlying collateral if the loan is collateral dependent. An impairment loss exists if the recorded investment in a loan exceeds the value of the loan as measured by the aforementioned methods. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Residential mortgage loans, consumer loans, home equity lines of credit and education loans, respectively, are evaluated collectively since they are homogenous and generally carry smaller individual balances.

       As with any financial institution, poor economic conditions, high interest rates, high unemployment and other matters outside of the Bank's control may lead to increased losses in the loan portfolio. Management has various controls in place designed in an effort to limit losses, such as: 1) a comprehensive "watch list" of possible loan problems, 2) a fully documented policy concerning loan administration (loan file documentation, disclosures, approvals, etc.) and 3) a loan review function to audit for adherence to established Bank controls and to review the quality and anticipated collectibility of the portfolio. Loan review reports are presented monthly to the Executive Committee of the board of directors, which in turn, reports to the full board of directors. The power to authorize charge-offs rests solely with the board of directors.

       Impaired loans, which included troubled debt restructured loans, were $2,079,000 and $1,929,000 at December 31, 1997 and 1996, respectively. Included in these amounts are $1,911,000 and $832,000 of impaired loans for which the related allowance for loan losses is $219,000 and $216,000, respectively. In addition, included in the total impaired loans at December 31, 1997 and 1996 are $168,000 and $1,097,000 of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The average recorded investment in impaired loans during 1997, 1996 and 1995 was approximately $1,480,000, $2,923,000, and $3,859,000, respectively. The amount of interest income recognized on impaired loans in 1997, 1996 and 1995 was approximately $84,000, $166,000, and $281,000, respectively. The Bank is not committed to lend additional funds to these borrowers.

        The Company recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgment and other factors.

       Management believes the allowance for loan losses as of December 31, 1997 was adequate based upon the quality of the loan portfolio at that date. Future additions to the allowance will be based, among other factors, on changes in economic conditions and financial stress of the Company's borrowers.

        The following table sets forth the activity in the allowance for loan losses for the periods indicated.


                                                                            December 31,
                                                  ---------------------------------------------------------------
                                                    1997          1996          1995           1994          1993
                                                  --------      --------      --------      --------      --------
                                                                      (In Thousands)
Beginning Balance                                  $ 2,114         2,667         3,040         2,938         2,847

Provision                                              500           175           235           360           600

Charge-offs
-----------
   Residential mortgages                               (92)          (74)            0           (18)            0
   Commercial mortgages                               (237)         (168)         (569)            0          (237)
   Business                                           (137)         (999)         (153)         (331)         (428)
   Credit Card                                          (1)            0             0             0             0
   Other consumer                                     (106)          (60)          (10)          (17)          (64)
-------------------------------------------------------------------------------------------------------------------
                                                      (573)       (1,301)         (732)         (366)         (729)
-------------------------------------------------------------------------------------------------------------------
Recoveries
----------
   Residential mortgages                                 2             0             0             0             0
   Commercial mortgages                                  5             0             0             0             4
   Business                                            496           118           118            96           203
   Other consumer                                       16             8             6            12            13
-------------------------------------------------------------------------------------------------------------------
                                                       519           126           124           108           220
-------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                        (54)       (1,175)         (608)         (258)         (509)
-------------------------------------------------------------------------------------------------------------------

Allowance of acquired bank                               0           447             0             0             0

-------------------------------------------------------------------------------------------------------------------
Ending Balance                                     $ 2,560         2,114         2,667         3,040         2,938
===================================================================================================================
Ratio of net charge-offs during the year
  to average loans outstanding during the year        0.03%         0.62%         0.36%         0.17%         0.41%
===================================================================================================================

               The following table sets forth the allocation of the allowance for loan losses as of the dates indicated.

                                         December 31,
                    ----------------------------------------------------------
                     1997         1996         1995         1994         1993
                    ------       ------       ------       ------       ------
                                          (In Thousands)
Consumer            $  428          178           80           59           34
Commercial (1)       2,039        1,822        2,517        2,926        2,850
Residential             93          114           70           55           54
--------------------------------------------------------------------------------
                    $2,560        2,114        2,667        3,040        2,938
================================================================================
 (1)     Includes commercial real estate loans.


                                   SECURITIES

        Skaneateles has authority to purchase a wide range of securities, subject to various restrictions. See "Regulation - New York Law."

        Skaneateles' investment strategy is primarily to hold securities for the purpose of providing liquidity and generating income. The Bank invests primarily in U.S. Treasury Notes, high grade corporate bonds and mortgage-backed securities (primarily fixed rate and variable rate pass through certificates issued and guaranteed by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC)). Pursuant to the Bank's investment policy, all purchases for the investment portfolio must be investment grade securities that are included in one of the top four bond rating categories. At December 31, 1997, all of the corporate bond portfolio consisted of investments which were included in such a category.

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

        Presented below are the carrying values (in thousands) of the securities portfolio as of the dates indicated.

                                                                     December 31,
                                                    ---------------------------------------------
                                                         1997            1996           1995
                                                    -------------   -------------   -------------
Securities Available for Sale:
U.S. government and Federal agency obligations            $ 6,026            5,027            6,106
Mortgage-backed securities:
  FNMA                                                        752                0                0
  FHLMC                                                         0                0            2,547
Other asset-backed securities                               1,638              982                0
----------------------------------------------------------------------------------------------------
                                                          $ 8,416            6,009            8,653
====================================================================================================

Securities Held to Maturity:
U.S. government and Federal agency obligations            $ 3,007            4,992            6,026
Mortgage-backed securities:
  FNMA                                                        130              145              170
  FHLMC                                                     2,998            3,674            4,493
Obligations of states and political subdivisions            1,470            1,782            1,714
Corporate bonds, notes and debentures                         100              300              401
----------------------------------------------------------------------------------------------------
                                                          $ 7,705           10,893           12,804
====================================================================================================


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

        The following table sets forth deposits by type of account as of the dates indicated:


                                                                      December 31,
                                   -------------------------------------------------------------------------------------------
                                            1997                            1996                              1995
                                   --------------------------  -------------------------------  ------------------------------
                                                 Percent                         Percent                              Percent
                                     Amount      of total           Amount       of total           Amount            of total
                                                 deposits                        deposits                             deposits
                                   -------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Savings and club accounts          $ 42,451        19.47%            38,690        18.87%            33,016             18.43%
Time certificates                   105,072        48.19%           107,429        52.39%            99,474             55.54%
Money market accounts                24,234        11.12%            21,991        10.73%            21,448             11.98%
NOW accounts                         24,456        11.22%            20,314         9.91%            13,244              7.39%
Demand accounts                      20,236         9.28%            14,861         7.25%             9,927              5.54%
Escrow accounts                       1,569         0.72%             1,744         0.85%             2,010              1.12%
------------------------------------------------------------------------------------------------------------------------------
          Total                    $218,018       100.00%           205,029       100.00%           179,119            100.00%
==============================================================================================================================

        The Bank offers preferred rates on certificates of deposit of $100,000 or more. These rates are determined daily based upon the factors noted above. The Bank does not rely heavily on these deposits. At December 31, 1997, 1996 and 1995, the aggregate amounts of certificates of deposit in denominations of $100,000 or more were approximately $13,427,000, $13,065,000 and $9,074,000, respectively.

        The following table presents the amounts of certificates of deposit in denominations of $100,000 or more at December 31, 1997 which mature during the periods indicated.

      Maturity                                       Amount
      --------                                       ------
3 months or less                                    $ 4,615

3 to 6 months                                         2,301

6 to 12 months                                        2,040

Over 12 months                                        4,471
-----------------------------------------------------------
Total                                                13,427
-----------------------------------------------------------

        Deposit growth was the primary source of funds for the Bank in 1997. Total deposits, including escrow, were $218 million at December 31, 1997, an increase of $13 million or 6.3% from the end of 1996. The Bank experienced an increase of $6.1 million in December 1997 alone, at least half of which were short-term increases in personal and commercial demand accounts which were withdrawn in January 1998.

        The Bank's strategy for deposit growth is focused on savings and checking accounts, which carry lower rates of interest than time accounts and tend to be less sensitive to changes in interest rates. The Bank offers seven checking account products, each targeted to specific demographic groups and supported by an active direct mail marketing campaign (CHAMP). Total checking account balances increased $9.5 million, or 27.1% in 1997, on top of a $7.8 million or 33.4% increase in 1996 (excluding accounts acquired from Cicero
Bank). The Bank opened more than 6,400 new checking accounts in 1997 as a result of the CHAMP program.

        Savings account balances increased $3.8 million, or 9.7% in 1997, compared with an increase of $2.9 million or 8.9% in 1996 (excluding accounts acquired from Cicero Bank). The gains resulted primarily from cross-sales to new checking account customers.

        The CHAMP program will be a key part of the Bank's deposit growth strategy for the foreseeable future. In addition to the lower interest cost of these deposits, the accounts generate fee income which will provide a stable source of revenue regardless of fluctuations in interest rates. Also, the increase in checking account customers provides a significant opportunity to cross sell other deposit and loan products.

        Time certificates of deposit totaled $105.1 million at December 31, 1997, compared with $107.4 million at the end of 1996. The Bank generally kept its rates on time certificates at or slightly above the average rates in its market area during 1997. The Bank expects to continue this practice in 1998. Premium rates may be offered from time to time for specific branch promotions or in the event loan demand so justifies.

        The following table sets forth the average amount of and the average rate paid on each category of deposits which is in excess of ten percent of average total deposits.


                                                                  Years ended December 31,
                                              1997                     1996                    1995
                                          ------------------------ -----------------------  -----------------------
                                            Average     Average      Average     Average      Average    Average
                                            Balance       Rate       Balance      Rate        Balance      Rate
                                          ------------------------ -----------------------  -----------------------
                                                                   (Dollars In Thousands)

  Savings and club accounts                 $   41,004      2.85%     $  36,576     2.84%        33,133      2.83%

  Time certificates                            104,447      5.53%       104,023     5.68%        97,596      5.74%

  Money market accounts                         22,551      3.64%        21,919     3.33%        23,000      3.33%

                                   BORROWINGS

        The Bank occasionally borrows funds to invest in assets to manage its asset/liability position and its net interest income. Additionally, the Bank also borrowed $2.0 million from the Federal Home Loan Bank of New York (FHLB) in 1987 at 10.51% for 15 years to fund the purchase of the downtown Syracuse banking center.

        The following table sets forth the borrowings of Skaneateles as of the dates indicated.

                                                                                    December 31,
                                                                 ---------------------------------------------------
                                                                     1997              1996               1995
                                                                 -------------     --------------     --------------
                                                                                   (In Thousands)
Securities sold under repurchase agreements                      $      2,204              2,516              1,651
Overnight advances from the FHLB of New York                                0                  0                  0
Advances from the FHLB of New York                                     14,486             14,000             11,000
Municipal securities sold with put options                              1,367              1,665              1,735
--------------------------------------------------------------------------------------------------------------------
                                                                       18,057             18,181             14,386
====================================================================================================================
Weighted average interest cost of
  borrowings during the year                                             6.47%              6.48%              6.70%
====================================================================================================================

                           SELECTED PERFORMANCE RATIOS

        Selected performance ratios of the Company are as follows:


                                                                                  Year ended December 31,
                                                                         ------------------------------------------
                                                                            1997           1996           1995
                                                                         ------------   ------------   ------------
Return on Assets
     Net Income / Average Total Assets                                         0.68%          0.65%          0.51%

Return on Equity
     Net Income / Average Stockholders' Equity                                 9.66%          9.43%          7.24%

Dividend Payout Ratio
     Cash Dividends Declared / Net Income                                     23.28%         17.78%         16.67%

Equity to Asset Ratio
     Average Stockholders' Equity /Average Total Assets                        7.01%          6.91%          7.03%



                                    PERSONNEL

        As of December 31, 1997 Skaneateles had 119 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and Skaneateles considers its relationship with its employees to be good.

        EXECUTIVE OFFICERS. The following information is supplied with respect to the executive officers of the Company as of December 31, 1997.


       Name                   Age      Title
       ----                   ---      -----
       John P. Driscoll        57      Chairman, President and Chief Executive Officer
       J. David Hammond        53      Executive Vice President & Secretary
       J. Daniel Mohr          32      Treasurer
       William J. Welch        48      Asst. Secretary & Asst. Treasurer


                                   REGULATION

General

        As a bank holding company, Skaneateles Bancorp, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission (the "Commission") under the federal securities laws. Skaneateles Savings Bank is a banking corporation chartered under the laws of the State of New York, and its deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC. It is also a member of the FHLB System. As such, Skaneateles is subject to the regulation, examination and supervision of the Banking Department of the State of New York (the "Department") and the FDIC. The Bank is further subject to the regulation of the Federal Reserve Board with respect to reserves required to be maintained against deposits and certain other matters. The Federal Reserve Board, the Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the institutions under their jurisdiction. Each agency conducts periodic examinations to test compliance with various regulatory requirements and generally supervises the operations of such institutions. This supervision and regulation is intended primarily for the protection of depositors. Certain of the regulatory requirements applicable to the Company and to Skaneateles are referred to below or elsewhere herein.

        FEDERAL BANK HOLDING COMPANY REGULATION. Skaneateles Bancorp, Inc. is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Federal Reserve Board may conduct examinations of Skaneateles Bancorp, Inc. and its subsidiary. Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

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

                 Date                         Premium per $100 of total deposits
--------------------------------------------------------------------------------
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

        FEDERAL RESERVE SYSTEM. Skaneateles is subject to regulation of certain matters by the Federal Reserve Board. The Federal Reserve Board requires depository institutions, including savings banks the deposits of which are insured by the FDIC, to maintain reserves in accordance with applicable regulations for the purpose of facilitating the implementation of monetary policy by the Federal Reserve System. Generally, the Federal Reserve Board establishes reserve requirements for net transaction accounts. It also has authority, subject to the satisfaction of certain conditions, to impose emergency reserve and supplemental reserve requirements. As of December 31, 1997, net transaction accounts (transaction accounts, primarily NOW and regular checking accounts, less certain permitted deductions) in the amount of $0 to $47.8 million are subject to a reserve requirement of 3% of said amount. Net transaction accounts over $47.8 million are subject to a reserve requirement of $1,434,000 plus 10% of the total in excess of $47.8 million. However, $4.7 million of otherwise reservable liabilities are subject to an exemption from reserve requirements. The amount of this exemption is subject to adjustment by the Federal Reserve Board each calendar year. The Bank was in compliance with its reserve requirements throughout 1996.

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

Item 2. PROPERTIES

        Skaneateles conducts its business from nine full-service offices and one administrative office. The following table sets forth certain information relating to each of Skaneateles' offices as of December 31, 1997.

                                                                  Lease Expiration          Net Book
                                              Owned                Date Including           Value at
                                            or Leased                 Options           December 31, 1997
                                     --------------------------------------------------------------------
Branch Office Location                                                                   (In Thousands)
------------------------------
33 E. Genesee Street
Skaneateles, New York   13152                 Owned                     n/a                      $441

431 E. Fayette Street
Syracuse, New York   13202                    Owned                     n/a                     2,932

5791 East Seymour Street
Cicero, New York 13039                        Owned                     n/a                       583

100 Kasson Road
Camillus, New York   13031                    Leased                    2000                       37

Teall Ave. & Grant Blvd.
Syracuse, New York   13206                    Leased                    2014                      171

3803 Brewerton Road
North Syracuse, New York 13212                Leased                    2009                      180

7785 Frontage Road
Cicero, New York 13039                        Leased                    2010                      176

137 East State Street
Oswego, New York 13126                        Leased                    2010                      192

5100 West Taft Road
Liverpool, New York  13088                    Leased                    2007                      190



Administrative Office
------------------------------

27 Fennell Street
Skaneateles, New York                         Leased                    2005                      222
13152


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


Item 4. Submission Of Matters To A Vote Of Security Holders

        During the fourth quarter of 1997, there were no matters submitted to a vote of the shareholders of Skaneateles Bancorp, Inc..


PART II.

Item 5. Market For The Registrant's Common Stock And Related Stockholder Matters

        The information contained on page 40 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (the "Annual Report") and page 1 of the definitive Proxy Statement are incorporated herein by reference.


Item 6. Selected Financial Data

                                                       1997           1996          1995         1994         1993
                                                     ---------       -------       -------       ------       ------
Cash dividends declared per share                     $  0.27          0.19          0.13         0.08            0


        Other required information contained in the table on page 8 of the Annual Report is incorporated herein by reference.


Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in the section captioned "Interest Sensitivity Analysis" in this report.

Item 8. Financial Statements And Supplementary Data

        The consolidated financial statements contained in the 1997 Annual Report are incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        Not applicable.


PART III.

Item 10.Directors And Executive Officers Of The Registrant

        Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires the reporting of transactions by insiders in the Company's common stock to the Securities and Exchange Commission (the "Commission") within required time frames. All filings required under Section 16 of the Exchange Act during 1997 were made in a timely manner, except for a Form 4 due for the month of January 1997 for the following directors: Clifford C. Abrams, Israel Berkman, David E. Blackwell, Walter D. Copeland, Carl W. Gerst, Jr., Ann G. Higbee, Howard J. Miller and Raymond C. Traver, Jr. The required forms were filed late due to an oversight. In making these statements, the Company has relied on written representations of its incumbent executive officers and directors.

        Additional information regarding directors of the Company is incorporated by reference from pages 2 to 5 of the definitive Proxy Statement.


Item 11.Executive Compensation

        The information required herein is incorporated by reference from pages 5 to 7 of the definitive Proxy Statement.


Item 12.Security Ownership Of Certain Beneficial Owners And Management

        The information required herein is incorporated by reference from pages 2 to 4 of the definitive Proxy Statement.


Item 13.Certain Relationships and Related Transactions

        The information required herein is incorporated by reference from page 7 of the definitive Proxy Statement.

PART IV.
--------

Item 14.       Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)(1) The following financial statements are incorporated herein by reference:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements

(a)(2) There are no financial statement schedules which are required to be filed as a part of this form since they are not applicable.

(a)(3)  See (c) below for all exhibits filed herewith.

(b) During the three-month period ended December 31, 1997, the Registrant filed a Form 8-K announcing a three-for-two stock split effected through a 50% stock dividend paid on November 28, 1997. No financial statements were filed with this report.

(c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

No.     Exhibit
---     -------

3.1     Certificate of Incorporation of Skaneateles Bancorp, Inc. (1)

3.2 Certificate of Amendment of Certificate of Incorporation of Skaneateles Bancorp, Inc.

3.3     Bylaws of the Company (2)

10.1 Employment Agreement dated as of January 1, 1998 between Skaneateles Savings Bank and John P. Driscoll

10.2 Employment Agreement dated as of March 25, 1998 between Skaneateles Savings Bank and J. David Hammond

10.3 Employment Agreement dated as of March 25, 1998 between Skaneateles Savings Bank and Karen E. Lockwood

10.4 Employment Agreement dated as of March 25, 1998 between Skaneateles Savings Bank and J. Daniel Mohr

10.5 Employment Agreement dated as of March 25, 1998 between Skaneateles Savings Bank and William J. Welch

10.6 Supplemental Retirement Agreement dated as of January 1, 1998 between Skaneateles Savings Bank and John P. Driscoll

10.7 Trust Under Supplemental Retirement Agreement Dated January 1, 1998 between Skaneateles Savings Bank and John P. Driscoll

10.8 Amendment To Long Term Incentive And Capital Accumulation Plan dated October 28, 1997

10.9 Amendment to Long Term Incentive And Capital Accumulation Plan dated October 28, 1997

10.10   Amendment to 1995 Non-Employee Directors Stock Plan dated October 28,
        1997

10.11   Amendment to 1995 Non-Employee Directors Warrant Plan dated October 28,
        1997

10.12 Amendment to Center Banks Incorporated Employee Stock Purchase Plan dated October 28, 1997

10.13 Amendment to Center Banks Incorporated Dividend Reinvestment Plan dated October 28, 1997

13      Annual Report to Shareholders for the Year Ended December 31, 1997

21      List of Registrant's Subsidiaries

23      Consent of KPMG Peat Marwick LLP

27      Financial Data Schedule

27.1996 Financial Data Schedule - Restated 1996

27.1995 Financial Data Schedule - Restated 1995

---------

1 Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1990 Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 1991.

2 Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1996 Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKANEATELES BANCORP, INC.
Registrant


By:     /s/ John P. Driscoll                      Date: March 30, 1998
    ----------------------------------                  --------------
        John P. Driscoll
        Chairman, President and Chief
        Executive Officer

By:     /s/ J. Daniel Mohr                        Date: March 30, 1998
    ----------------------------------                  --------------
        J. Daniel Mohr
        Chief Financial Officer
        and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                  Date:
    ----------------------------------                  -------------
        Clifford C. Abrams
        Director

        /s/ Israel Berkman                        Date: March 30, 1998
    ----------------------------------                  --------------
        Israel Berkman
        Director

        /s/ David E. Blackwell                    Date: March 30, 1998
    ----------------------------------                  --------------
        David E. Blackwell
        Director

                                                  Date:
    ----------------------------------                  -------------
        Walter D. Copeland
        Director

        /s/ Carl W. Gerst                         Date: March 30, 1998
    ----------------------------------                  --------------
        Carl W. Gerst
        Director

        /s/ John B. Henry                         Date: March 30, 1998
    ----------------------------------                  --------------
        John Bernard Henry
        Director

                                                  Date:
    ----------------------------------                  -------------
        Ann G. Higbee
        Director

        /s/ Howard J. Miller                      Date: March 30, 1998
    ----------------------------------                  --------------
        Howard J. Miller
        Director

        /s/ Raymond C. Traver, Jr., M.D.          Date: March 30, 1998
    ------------------------------------                --------------
        Raymond C. Traver, Jr., M.D.
        Director

        /s/ Anne E. O' Connor                     Date: March 30, 1998
    ----------------------------------                  --------------
        Anne E. O' Connor
        Director