Form 10-Q
period 1998-03-31
SKANEATELES BANCORP INC
filed 1998-05-15
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------


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


         Registrant's telephone number, including area code 315-685-2265
                                                           --------------

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


                        Class Outstanding at May 11, 1998
                        ---------------------------------
Common Stock (par value $.01 per share)                 1,442,614 Shares

PART I. FINANCIAL INFORMATION                                            Page
-----------------------------                                            ----

         Item 1.  Consolidated Financial Statements
         ------
                  Consolidated Balance Sheets                                 3

                  Consolidated Statements of Income                           4

                  Consolidated Statements of  Stockholders' Equity            5

                  Consolidated Statements of Cash Flows                       6

                  Notes to Consolidated Financial Statements                  7

         Item 2.    Management's Discussion and Analysis of
         -------    Financial Condition and Results of Operations            11

         Item 3.    Quantitative and Qualitative Disclosures About
         -------    Market Risk                                              17

PART II. OTHER INFORMATION
--------------------------

         Item 1.  Legal Proceedings                                          18
         ------
         Item 2.  Changes in Securities                                      18
         ------
         Item 3.  Defaults Upon Senior Securities                            18
         ------
         Item 4.  Submission of Matters to a Vote of Security Holders        18
         ------
         Item 5.  Other Information                                          19
         ------
         Item 6.  Exhibits and Reports on Form 8-K                           19
         ------

SIGNATURES                                                                   20
----------

SKANEATELES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                March 31,      December 31,
ASSETS                                                                             1998              1997
-----------------------------------------------------------------------------------------------------------
                                                                         (In Thousands, Except Share Data)
Cash and due from banks                                                         $   6,815          9,658
Federal funds sold                                                                 12,700          6,700
Securities available for sale, at fair value                                        7,347          8,416
Securities held to maturity, fair value of
  $7,790 in 1998 and $7,935 in 1997                                                 7,571          7,705
Federal Home Loan Bank stock, at cost                                               1,561          1,561
Mortgage loans                                                                    149,099        153,312
Other loans and leases                                                             65,085         61,243
-----------------------------------------------------------------------------------------------------------
                                                                                  214,184        214,555
         Net deferred costs                                                           475            467
         Allowance for loan losses                                                 (2,589)        (2,560)
-----------------------------------------------------------------------------------------------------------
         Loans, net                                                               212,070        212,462
Premises and equipment, net                                                         6,153          6,155
Real estate owned, net                                                                892            951
Accrued interest receivable                                                         1,273          1,372
Other assets                                                                        1,223          1,121
-----------------------------------------------------------------------------------------------------------
                                                                                $ 257,605        256,101
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Liabilities:
   Interest bearing deposits                                                    $ 197,450        196,213
   Demand deposits                                                                 20,897         20,236
-----------------------------------------------------------------------------------------------------------
       Total deposits                                                             218,347        216,449

   Advance payments by borrowers for property taxes and insurance                   1,081          1,569
   Borrowings                                                                      18,286         18,057
   Accrued expenses and other liabilities                                           1,920          2,355
-----------------------------------------------------------------------------------------------------------
            Total liabilities                                                     239,634        238,430
-----------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                                            0              0
   Common stock, par value $.01 per share, authorized 2,500,000 shares,
      1,440,122 and 1,435,992 shares issued in 1998 and 1997, respectively
                                                                                       14             14
   Additional paid-in capital                                                       9,170          9,119
   Retained earnings                                                                8,819          8,573
   Accumulated other comprehensive income                                             (32)           (35)
-----------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                             17,971         17,671
-----------------------------------------------------------------------------------------------------------
                                                                                $ 257,605        256,101
===========================================================================================================


See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                       Three months ended March 31,
                                                           1998               1997
----------------------------------------------------------------------------------------
                                                (In Thousands, Except Per Share  Data)
Interest income:
   Mortgage loans                                           $2,988         3,227
   Other loans                                               1,493         1,005
   Securities                                                  279           294
   Federal funds sold                                          124            46
----------------------------------------------------------------------------------------
           Total interest income                             4,884         4,572
----------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                  2,086         2,040
   Borrowings                                                  290           290
----------------------------------------------------------------------------------------
            Total interest expense                           2,376         2,330
----------------------------------------------------------------------------------------

            Net interest income                              2,508         2,242
Provision for loan losses                                      100           100
----------------------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                               2,408         2,142
----------------------------------------------------------------------------------------
Other operating income :
   Net gain on sale of loans                                    21            50
   Service charges                                             365           297
   Other                                                        84            74
----------------------------------------------------------------------------------------
          Total other operating income                         470           421
----------------------------------------------------------------------------------------
                                                             2,878         2,563
----------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                              949           886
   Building, occupancy and equipment                           397           305
   Data processing                                             134            81
   Correspondent bank fees                                     129            91
   Advertising and promotions                                   68            47
   Postage and delivery                                        130           147
   Stationery and supplies                                      63            49
   Deposit insurance                                             5             6
   Real estate owned, net                                       34             7
   Other                                                       432           320
----------------------------------------------------------------------------------------
            Total other operating expenses                   2,341         1,939
----------------------------------------------------------------------------------------
            Income before income taxes                         537           624
Income tax                                                     190           222
----------------------------------------------------------------------------------------
            Net income                                      $  347           402
----------------------------------------------------------------------------------------
Net income per common share - basic                         $ 0.24          0.28

Net income per common share - diluted                       $ 0.23          0.28
----------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                Accumulated
                                                          Additional              other
                                                  Common   paid-in-   Retained comprehensive
                                                  stock     capital   earnings    income   Total
---------------------------------------------------------------------------------------------------
                                                             (In Thousands)
--------------------------------------------------------------------------------------------------

Balance at December 31, 1996                      $   9     8,978     7,300      (57)     16,230

Comprehensive Income:
  Net income                                          0         0       402        0         402

  Change in net unrealized gain on securities,
    net of tax effect of $2                           0         0         0       (7)         (7)
--------------------------------------------------------------------------------------------------
     Total comprehensive income                       0         0       402       (7)        395

Sale of 4,200 shares under option                     1        24         0        0          25

Issuance of 996 shares of stock under
 1995 Non-employee Director's Stock Plan              0        11         0        0          11

Issuance of 742 shares of stock under
 Dividend Reinvestment Plan                           0         9         0        0           9

Cash dividend declared on
 Common stock ($.07 per share)                        0         0       (95)       0         (95)
--------------------------------------------------------------------------------------------------
Balance at March 31, 1997                         $  10     9,022     7,607      (64)     16,575
===================================================================================================


--------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      $  14     9,119     8,573      (35)     17,671


Comprehensive Income:
  Net income                                          0         0       347        0         347

  Change in net unrealized gain on securities,
    net of tax effect of $2                           0         0         0        3          3
--------------------------------------------------------------------------------------------------
     Total comprehensive income                       0         0       347        3         350

Sale of 2,605 shares under option                     0        21         0        0          21

Issuance of 685 shares of stock under
 1995 Non-employee Director's Stock Plan              0        15         0        0          15

Issuance of 482 shares of stock under
 Dividend Reinvestment Plan                           0         9         0        0           9

Issuance of 358 shares of stock under
 1997 Employee Stock Purchase Plan                    0         6         0        0           6

Cash dividend declared on
 Common stock ($.07 per share)                        0         0      (101)       0        (101)
--------------------------------------------------------------------------------------------------
Balance at March 31, 1998                         $  14     9,170     8,819      (32)     17,971
===================================================================================================

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                      Three months ended March 31,
                                                                        1998         1997
--------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
Operating activities
Net Income                                                           $    347        402

Adjustments to reconcile net income to net cash
provided by (used in) operating activities
  Provision for loan losses                                               100        100
  Provision for losses on real estate owned                                30          0
  Depreciation and amortization                                           197        160
  Mortgage loans originated for sale                                   (2,637)      (888)
  Proceeds from sale of loans originated for sale                       2,547      1,440
  Net (increase) decrease in interest receivable                           99        (74)
  Net decrease in other liabilities                                      (436)      (756)
  Loss on disposal of computer equipment                                   38          0
  Other, net                                                             (217)      (279)
--------------------------------------------------------------------------------------------------
        Total adjustments                                                (279)      (297)
--------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                          68        105
Investing activities
  Proceeds from maturities of securities available for sale             1,000          4
  Proceeds from maturities of securities held to maturity                  30        262
  Principal collected on asset-backed securities                          239        364
  Purchase of Federal Home Loan Bank stock                                  0       (151)
  Net increase in loans made to customers                                 357     (1,161)
  Proceeds from sale of real estate owned                                  54          0
  Purchase of property and equipment, net                                (180)       (48)
--------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities             1,500       (730)
Financing activities:
  Net decrease in time certificates                                      (682)    (2,885)
  Net increase in other deposits                                        2,092      2,549
  Increase (decrease) in overnight borrowings                             234       (254)
  Increase in long-term borrowings                                          0        500
  Repayment of long-term borrowings                                        (5)      (260)
  Proceeds from issuance of stock pursuant to stock plans                  51         45
  Dividends paid                                                         (101)       (95)
--------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities              1,589       (400)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    3,157     (1,025)
Cash and cash equivalents at beginning of period                       16,358      9,526
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $ 19,515      8,501
==================================================================================================
Interest paid                                                           2,370      2,324
Income taxes paid                                                          14          3
Supplemental schedule of noncash investing activities:
   Mortgage loans foreclosed and transferred to real estate owned          25          0
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

The data in the consolidated balance sheet for December 31, 1997 was derived from the Company's 1997 Annual Report to Stockholders. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, statements of stockholders' equity and cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1997 Annual Report to Stockholders.

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

1.   Summary of Significant Accounting Policies, cont.

c)   Loans
Loans are reported at the principal amount outstanding, net of deferred fees and costs. Accrual of interest on a loan, including impaired loans, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition precludes accrual. Generally, interest income is not recognized on loans which are delinquent over 90 days, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

Net loan fees and costs are deferred as an adjustment of loan principal and amortized over the life of the related loan as an adjustment of yield using the interest method.

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

1.   Summary of Significant Accounting Policies, cont.

e)   Per Common Share Data
On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. It requires dual presentation of "Basic EPS" and "Diluted EPS" on the face of the income statement for all entities with complex capital structures. All prior period EPS data has been restated to conform to the provisions of this statement.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options and warrants.

In October, 1997, the Company declared a three-for-two stock split, effected by means of a stock dividend paid November 28, 1997. All share and per share data included in the consolidated financial statements and in the related notes thereto have been retroactively adjusted to reflect the stock split.

The following table presents a reconciliation of the numerator and denominator of the earnings per share computations (in thousands except share and per-share amounts):

                                                                        Quarter ended March 31, 1998
                                                             ----------------------------------------------------
                                                                 Income            Shares          Per-share
                                                               (Numerator)     (Denominator)         Amount
                                                             ---------------- ----------------- -----------------
Basic earnings per share:
Net income                                                        $ 347              1,438,344       $ .24

Effect of assumed exercise of stock options and warrants              0                 58,001

Diluted earnings per share:
Income available to common shareholders
                                                             ---------------- ----------------- -----------------
and assumed exercise of stock options and warrants                $ 347              1,496,345       $ .23
                                                             ================ ================= =================

                                                                        Quarter ended March 31, 1997
                                                             ----------------------------------------------------
                                                                 Income            Shares          Per-share
                                                               (Numerator)     (Denominator)         Amount
                                                             ---------------- ----------------- -----------------
Basic earnings per share:
Net income                                                        $ 402              1,424,792       $ .28

Effect of assumed exercise of stock options                           0                34,554

Diluted earnings per share:
Income available to common shareholders
                                                             ---------------- ----------------- -----------------
and assumed exercise of stock options                             $ 402              1,459,346       $ .28
                                                             ================ ================= =================

f)   Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.

g)   Reclassifications
Certain reclassifications have been made to prior period amounts for consistency in reporting.

h)   New Accounting Pronouncements
Effective January 1, 1998, the Company adopted the remaining provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company. In addition, the FASB is considering certain amendments and interpretations of SFAS No. 125 which, if enacted in the future, could affect the accounting for transactions within their scope.

On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $350,000 and $395,000, respectively. The components of comprehensive income for the quarters ended March 31 are as follows:

                                                                 1998                 1997
                                                                 ----                 ----
Net income                                                        347                402

Other comprehensive income:
  Unrealized holding gain (loss)
   on securities, before tax                                       5                  (9)
  Income tax (expense) benefit                                    (2)                  2
-------------------------------------------------------------------------------------------
 Other comprehensive income, net of tax                            3                  (7)
-------------------------------------------------------------------------------------------
Comprehensive Income                                            $ 350                395
-------------------------------------------------------------------------------------------

In June 1997, the FASB also issued Statement No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information." The statement requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The new standard is not expected to result in significant changes in the Company's reporting.

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

Certain statements in this discussion are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the risks and uncertainties that may affect the operations, performance and results of the business of the Company and the Bank are prevailing market rates of interest for both loans and deposits, loan prepayments by, and the financial health of, the Bank's borrowers, general economic conditions in the Bank's designated lending area, and competition from banks and other financial institutions with greater resources operating in the Bank's marketplace

                                 YEAR 2000 ISSUE

The Year 2000 issue stems from date coding practices in both software and hardware. Specifically, hardware and software developers have often used two-digit numbers rather than four-digit numbers to represent years. This was done in a conscious effort to provide cost-effective and efficient business solutions, given resource constraints and requirements in the past. Consequently, when the year turns to 2000, the software may calculate the date as 1900 because the century has not been defined.

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staffing costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company is expending significant resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond.

The Company reported in its 1997 Annual Report to Stockholders that it expected to spend as much as $900,000 in order to get the Bank's systems ready for processing in the year 2000. That estimate was based on management's assumption that the Bank's core data processing system would need to be replaced. It now appears, based on statements and representations made by the vendor, that the Bank's existing system can be remediated such that it will be able to process transactions properly in the year 2000. Testing of the remediated software is scheduled for the third quarter of 1998. If successful, the Company's estimated expense associated with the entire Year 2000 project is now reduced to approximately 956646917$400,000. Included in this amount is approximately 956646918$280,000 that has already been expended to date, $180,000 of which was to purchase new computer equipment. If the Bank's testing reveals the software is in fact not Year 2000 ready, the Company's Year 2000 costs will likely rise to the original $900,000 estimate.

The Year 2000 problem creates risk for the Company from both unforeseen problems in its own computer systems and from problems in the computer systems of third parties with whom the Company deals on financial transactions. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

The Company expects its Year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

                       Changes in Financial Condition from
                       -----------------------------------
                       December 31, 1997 to March 31, 1998
                       -----------------------------------

ASSETS
------

Consolidated assets of the Company were $257.6 million at March 31, 1998, a $1.5 million or .6% increase from December 31, 1997.

LOANS
-----

Gross loans were $214.2 million at March 31, 1998, a decrease of $371,000 from December 31, 1997. Residential mortgages outstanding decreased $3.9 million in the first quarter, while commercial loans and mortgages increased $2.7 million and consumer loans increased $868,000.

Total loan closings (including undisbursed funds) were $16.1 million in the first quarter, compared with $10.8 million in the year ago quarter, an increase of 48.7%. Commercial loan originations increased 94.1%, to $8 million in the first quarter of 1998 compared with the year ago quarter. Residential mortgage originations increased $1.9 million or 71%, due in part to an increase in refinancings. Consumer loan originations decreased $448,000 or 10.9% to $3.7 million in the first quarter.

Total loans outstanding were down slightly from year-end due to an increase in prepayments and refinances of residential mortgages, which exceeded $5 million during the quarter, and to the sale of fixed rate mortgages. Fixed rate residential mortgage originations totaled $4 million in the first quarter. The Company generally sells fixed rate mortgages on the secondary market when rates are low to control its interest rate risk. The Bank in most cases retains the servicing on sold loans.

The increase in commercial loan activity is a direct result of the Bank's efforts to expand its commercial portfolio. The Bank sees its market niche for commercial loans as being small to mid sized businesses in central New York, including corporations, partnerships and sole proprietorships, and has been actively focusing its sales efforts to this piece of the market.

The decrease in consumer lending compared with the year ago quarter is a matter of timing and does not reflect a trend. The Bank's direct marketing and cross-selling program and its indirect lending program continue to yield positive results. At March 31, 1998 the pipeline of consumer loan applications in process was $2.6 million, compared with $1.1 million at March 31, 1997.

The results of the first quarter are indicative of what may occur throughout 1998 if interest rates remain low. The increase in mortgage prepayments and refinancings, coupled with the overwhelming demand for fixed rate mortgages over adjustable rates, is likely to continue absent an increase in rates. As a result, the accelerated runoff in the Bank's residential mortgage portfolio will hamper overall portfolio growth.

The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.

                                               March 31,                                December 31,
                              ----------------------------- --------------------- -------------------- ----------------------
                                          1998                     1997                   1997                  1996
                              ----------------------------- --------------------- -------------------- ----------------------
                                      Amount          %      Amount         %      Amount        %       Amount          %
                              ----------------------------- --------------------- -------------------- ----------------------
                                                             (Dollars in Thousands)
Loans secured by first mortgages
   on real estate:
   Residential                      $115,402       53.88%   127,956      57.11%   119,350      55.63%   129,651      67.80%
   Commercial                         33,697       15.73%    32,515      15.46%    33,962      15.83%    31,728      15.94%
Other loans:
   Commercial loans & leases          25,969       12.13%    18,460       9.89%    22,995      10.72%    18,861       6.20%
   Home equity and improvement        19,410        9.06%    18,244       9.34%    20,624       9.61%    17,599       8.50%
   Guaranteed student                  1,140        0.53%       921       0.45%     1,059       0.49%       882       0.50%
   Other consumer                     18,566        8.67%     9,103       7.75%    16,565       7.72%     7,924       1.06%
------------------------------------------------------------------------------------------------------------------------------
          Total                     $214,184      100.00%   207,199     100.00%   214,555     100.00%   206,645     100.00%
==============================================================================================================================


The allowance for loan losses was $2.6 million at March 31, 1998. Loan loss provisions of $100,000 in the first quarter of 1998 were partially offset by net charge-offs totaling $71,000.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                       Three Months Ended
                                           March 31,              Year Ended December 31,
                                 -------------------------  --------------------------------
                                    1998         1997         1997       1996       1995
                                  ----------    ------      --------   --------    ---------
                                                                   (In Thousands)

Beginning Balance                 $ 2,560       2,114       2,114       2,667       3,040

Provision
                                      100         100         500         175         235

Charge-offs
-----------
     Residential mortgages            (16)          0         (92)        (74)          0
     Commercial mortgages               0        (188)       (237)       (168)       (569)
     Business                         (36)        (12)       (137)       (999)       (153)
     Other consumer                   (31)        (70)       (107)        (60)        (10)
-----------------------------------------------------------------------------------------------
                                      (83)       (270)       (573)     (1,301)       (732)
-----------------------------------------------------------------------------------------------

Recoveries
----------
     Residential mortgages              0           0           2           0           0
     Commercial mortgages               0           3           5           0           0
     Business                           5           6         496         118         118
     Other consumer                     7           6          16           8           6
-----------------------------------------------------------------------------------------------
                                       12          15         519         126         124
-----------------------------------------------------------------------------------------------
Net Charge-offs                       (71)       (255)        (54)     (1,175)       (608)
-----------------------------------------------------------------------------------------------

Allowance of Cicero Bank
at time of acquisition                  0           0           0         447           0
-----------------------------------------------------------------------------------------------
Ending Balance                    $ 2,589       1,959       2,560       2,114       2,667
================================================================================================
Ratio of net charge-offs
  to average loans outstanding       0.03%       0.12%       0.03%       0.62%       0.36%
-----------------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                                 March 31,               December 31,
                                                           -----------------------------------------------
                                                            1998        1997     1997      1996      1995
                                                           -------     ------   ------    ------    ------
                                                                          (In Thousands)
Nonaccruing loans
     Residential real estate mortgages                    $  1,122     1,379     1,091     1,359       271
     Commercial (1)                                          2,926     1,401     2,573     1,626     1,757
     Consumer                                                  249       171       253       186       110
-----------------------------------------------------------------------------------------------------------
Total                                                     $  4,297     2,951     3,917     3,171     2,138
===========================================================================================================
Other loans past due 90 days or more and still accruing:
     Consumer (2)                                                0        42         0        29         1
     Commercial (1)                                              0       266         0       370         0
-----------------------------------------------------------------------------------------------------------
Total                                                       $    0       308         0       399         1
===========================================================================================================
Restructured loans, not included above                           0         0         0         0     1,125
===========================================================================================================
Real estate owned, net                                         892       717       951       717       397
===========================================================================================================
Total assets containing specific risk elements              $5,189     3,976     4,868     4,287     3,661
===========================================================================================================
Ratio of total loans past due
90 days or more to gross loans                                2.01%     1.57%     1.83%     1.73%     1.25%
===========================================================================================================
Ratio of assets containing specific
risk elements to total assets                                 2.01%     1.65%     1.90%     1.77%     1.74%
===========================================================================================================

(1) Includes commercial real estate loans
(2) Consists primarily of Guaranteed Student
Loans

Nonperforming assets (nonaccrual loans and real estate owned) totaled $5.2 million, or 2.0% of total assets at March 31, 1998, compared with $4.9 million, or 1.9% of total assets at December 31, 1997, and $3.7 million, or 1.5% at March 31, 1997. Included in nonperforming assets at March 31, 1998 were nonaccrual loans of $4.3 million or 2.0% of gross loans, compared with $3.9 million or 1.8% at December 31, 1997 and $3.0 million or 1.4% at March 31, 1997.

At March 31, 1998, nonaccrual loans were comprised of 26% residential mortgages, 68% commercial loans and mortgages and 6% consumer loans. Approximately $1.7 million of the commercial nonaccrual loans are secured by real estate, and another $261,000 in commercial nonaccrual loans are guaranteed 75% by the Small Business Administration.

The allowance for loan losses covered 60% of nonaccrual loans at March 31, 1998, compared with coverage of 65% at December 31, 1997 and 66% at March 31, 1997.

Impaired loans, which included troubled debt restructured loans, were $2.4 million and $839,000 at March 31, 1998 and 1997, respectively. Included in these amounts are $1.5 million and $443,000 of impaired loans for which the related allowance for loan losses is $357,000 and $83,000, respectively. In addition, included in the total impaired loans at March 31, 1998 and 1997 are $927,000 and $396,000, respectively, of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The average recorded investment in impaired loans during the first quarter of 1998 and 1997 was approximately $2.2 million and $1.1 million, respectively.

The amount of interest income recognized on impaired loans for the three months ended March 31, 1998 was approximately $4,000. The Company did not recognize any interest income on impaired loans in the first quarter of 1997. The Bank is not committed to lend additional funds to these borrowers.

Potential problem loans at March 31, 1998 amounted to $994,000. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

DEPOSITS
--------

Total deposits (including advance payments by borrowers for property taxes and insurance) were $219.4 million at March 31, 1998, compared with $218 million at December 31, 1997 and $204.7 million at March 31, 1997.

The Bank's deposit strategy has focused on growing its low cost transaction account base (savings, checking and NOW accounts), while reducing its reliance on time certificates. An ongoing direct mail marketing program that was implemented in February 1996 supports this strategy. Transaction accounts (including escrow) comprised 41.1% of total deposits at March 31, 1998, up from 40.1% at December 31, 1997 and 38.1% at March 31, 1997. The direct mail program is an integral part of the Bank's plan to increase its lower costing transaction account base and reduce its dependence on higher costing time deposits. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts.

The following table sets forth deposits by type of account as of the dates indicated.

                                              March 31,                                 December 31,
                             -------------------------------------------- ------------------------------------------
                                     1998                   1997                  1997                 1996
                             ---------------------- --------------------- --------------------- --------------------
                                           Percent              Percent              Percent               Percent
                                          of total              of total             of total             of total
                             Amount       deposits   Amount    deposits    Amount    deposits   Amount    deposits
                             ---------------------- --------------------- --------------------- --------------------
                                                             (Dollars in Thousands)

Savings and club accounts    $ 43,890       20.00%   40,407      19.74%   42,451      19.47%   38,690      18.87%

Time certificates             104,390       47.58%  104,544      51.08%  105,072      48.19%  107,429      52.39%
Money market accounts          24,914       11.36%   22,115      10.80%   24,234      11.12%   21,991      10.73%

NOW accounts                   24,256       11.05%   21,354      10.43%   24,456      11.22%   20,314       9.91%

Demand accounts                20,897        9.52%   15,230       7.44%   20,236       9.28%   14,861       7.25%

Escrow accounts                 1,081        0.49%    1,043       0.51%    1,569       0.72%    1,744       0.85%

----------------------------- -------------------------------------------------------------------------------------
          Total             $219,428       100.00%  204,693     100.00%  218,018     100.00%  205,029     100.00%
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------

Stockholders' equity at March 31, 1998 was $18.0 million, or $12.48 per share, compared with $17.7 million or $12.31 per share at December 31, 1997 and $16.6 million or $11.61 at March 31, 1997. At March 31, 1998, the Bank's leverage capital ratio was 6.78% and its risk-based capital ratio was 11.35%. Both capital measurements were in excess of regulatory requirements.

In April 1998 the Company declared a dividend of $.07 per share payable on May 19, 1997 to shareholders of record on May 5.

                     COMPARISON OF THE RESULTS OF OPERATIONS
                     ---------------------------------------

GENERAL
-------

Net income was $347,000 or $.23 per diluted share for the first quarter of 1998, compared with $402,000 or $.28 per diluted share for the same period in 1997. A $266,000 increase in net interest income and a $49,000 increase in other operating income was offset by an increase in other operating expenses of $402,000.

NET INTEREST INCOME
-------------------

Net interest income is affected by the difference between the yield earned on interest earning assets and rates paid on interest bearing deposits and borrowings. The relative amounts of interest earning assets, interest bearing deposits, and borrowings also impact net interest income levels.

The following table sets forth, for the three months ended March 31, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost;
(iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) net yield on interest-earning assets; and (vii) ratio of interest-earning assets to interest-bearing liabilities. Nonaccruing loans, which are immaterial, have been included in interest earning-assets. No tax equivalent adjustments were made.

                                                       1998                                     1997
                                        ------------------------------------     -----------------------------------
                                          Average                   Yield/        Average                   Yield/
                                          Balance    Interest        Rate         Balance    Interest        Rate
                                        ------------------------------------     -----------------------------------
                                                                  (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                          $ 151,293       2,988       7.90%         160,538       3,227       8.04%
  Other loans                                63,260       1,493       9.57%          45,321       1,005       8.99%
--------------------------------------------------------------------------------------------------------------------
Total loans                                 214,553       4,481       8.39%         205,859       4,232       8.25%
--------------------------------------------------------------------------------------------------------------------
  Securities                                 17,500         279       6.47%          18,075         294       6.60%
  Federal funds sold                          9,043         124       5.56%           2,550          46       7.32%
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               241,096       4,884       8.15%         226,484       4,572       8.11%
--------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                  13,936           0                      13,421           0
--------------------------------------------------------------------------------------------------------------------
Total assets                              $ 255,032       4,884                     239,905       4,572
====================================================================================================================
Interest-bearing liabilities:
  Deposits:
     Savings and club accounts           $   42,798         303       2.87%          39,018         274       2.85%
     Time certificates                      104,944       1,431       5.53%         106,998       1,476       5.59%
     Money market accounts                   24,614         228       3.76%          21,382         180       3.41%
     Now and escrow accounts                 24,372         124       2.06%          21,146         110       2.11%
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits           196,728       2,086       4.30%         188,544       2,040       4.39%
--------------------------------------------------------------------------------------------------------------------
  Borrowings                                 18,407         290       6.39%          18,062         290       6.51%
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          215,135       2,376       4.48%         206,606       2,330       4.57%
Non-interest-bearing deposits                19,398           0                      15,190           0
Non-interest-bearing liabilities              2,501           0                       1,470           0
--------------------------------------------------------------------------------------------------------------------
Total liabilities                           237,034       2,376                     223,266       2,330
Stockholders' equity                         17,998           0                      16,639           0
--------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                    $ 255,032       2,376                     239,905       2,330
=====================================================================================================================
Net interest income/
  interest rate spread                                    2,508       3.67%                       2,242       3.54%
=====================================================================================================================
Net interest-earning assets/
  net yield on interest-earning
  assets                                 $   25,961                   4.16%          19,878                   3.96%
=====================================================================================================================
Ratio of interest-earning assets
  to interest-bearing liabilities                                     1.12                                    1.10
=====================================================================================================================

Net interest income was $2.5 million for the three months ended March 31, 1998 compared with $2.2 million for the same period in 1997. The increase is attributable to a $14.6 million increase in average earning assets combined with a 20 basis point increase in the net interest margin.

Average loans outstanding in the first quarter were $214.6 million, compared with $205.9 million in the year ago quarter. All of this growth was in the Bank's consumer and commercial loan portfolios, which increased a combined $20.2 million.

The Company's earning-asset yield was 8.15% in the first quarter of 1998, compared with 8.11% in the year ago quarter.

The average cost of interest-bearing liabilities decreased 9 basis points due mainly to a change in the mix of interest bearing deposits, and to a lower cost of time certificates. Savings and NOW accounts, which are the Company's lowest costing source of funds, grew to 34.1% of average interest bearing deposits in the first quarter of 1998, from 31.9% in the year ago quarter.

The net interest margin, which is equal to net interest income divided by average interest-earning assets, was 4.16% for the first quarter of 1998, up from 3.96% in the year ago quarter.

The goal of asset/liability management is to reduce the volatility of net interest income during periods of changing market interest rates (interest rate risk). The Company uses three methods to measure its interest rate risk: i) gap;
ii) income simulation; and iii) market value of equity analysis. Gap analysis measures the difference between assets and liabilities which reprice and/or mature within a given time frame, typically the cumulative one-year horizon. An asset-sensitive gap position could lead to an increase in net interest income in a rising rate environment, and a decrease in net interest income in a falling rate environment, as assets reprice or mature quicker than liabilities. Conversely, a liability-sensitive gap position could lead to a decrease in net interest income in a rising rate environment and an increase in net interest income in a falling rate environment. Income simulation measures the potential impact on net interest income of hypothetical changes in interest rates. Market value of equity analysis measures the potential impact on stockholders' equity of hypothetical changes in interest rates.

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

The Company's cumulative one-year ratio of rate sensitive assets to rate sensitive liabilities (one-year gap) was 1.05 at March 31, 1998.

OTHER OPERATING INCOME
----------------------

Total other operating income was $470,000 in the first quarter of 1998, an increase of $49,000 or 11.6% from the first quarter of 1997. Gains on loan sales decreased $42,000 or 84% as the first quarter of 1997 was benefited by an infrequent sale of commercial loans. Service charges and other operating income increased $91,000 or 24.5% due mainly to fee income generated by the growth in the Company's checking and savings accounts.

OTHER OPERATING EXPENSES
------------------------

Total other operating expenses were $2.3 million for the quarter ended March 31, 1998, compared with $1.9 million for the same period in 1997. Costs relating to the Company's Year 2000 project and other technology improvements added approximately $100,000 of expense in the first quarter of 1998. Other increases in operating expenses were due to higher customer transaction volume and the costs of operating the North Medical branch, which opened in September 1997.

PART II.  OTHER INFORMATION
---------------------------

         ITEM 1.  Legal Proceedings
         -------  Not applicable

         ITEM 2.  Changes in Securities
         -------  Not applicable

         ITEM 3.  Defaults Upon Senior Securities
         -------  Not applicable

         ITEM 4. Submission of Matters to a Vote of Security Holders a) The ------- annual meeting of stockholders was held April 21, 1998.

                  b) The following four directors were elected: Walter D. Copeland, John P. Driscoll, Carl W. Gerst, Jr., and John Bernard Henry. The following directors have continued their term of office: Israel Berkman, David
                           E. Blackwell, Ann G. Higbee, Howard J. Miller, Raymond C. Traver, Jr., Anne E. O'Connor.

                  c) The following table summarizes the votes cast for each matter voted upon:

                      1. Election of Directors.
                                                               For                Against/Withheld
                                                               ---                ----------------
                        Walter D. Copeland                  1,077,049                 195,172
                        John P. Driscoll                    1,077,649                 194,572
                        Carl W. Gerst, Jr.                  1,077,489                 194,732
                        John Bernard Henry                  1,077,649                 194,572

                      2. Proposal to ratify the appointment by the Board of
                         Directors of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1998.

                                        For                  Against                  Abstain
                                        ---                  -------                  -------
                                     1,169,378               99,831                    3,012

                      3. Proposal to amend the Company's certificate of
                         incorporation to increase the number of shares of Common Stock, par value $.01 per share, which the Corporation has authority to issue, from 2,500,000 to 4,000,000.

                                        For                  Against                  Abstain
                                        ---                  -------                  -------
                                      971,329                277,277                   8,698

                      4. To ratify and approve the 1998 Stock Option Plan

                                        For                  Against           Abstain       Broker non-vote
                                        ---                  -------           -------       ---------------
                                      752,106                265,494           16,130            238,491

                      5. To ratify and approve the 1998 Non-Employee Director Warrant Plan

                                        For                  Against           Abstain       Broker non-vote
                                        ---                  -------           -------       ---------------
                                      702,883                313,294           17,853            238,191


         ITEM 5.  Other Information
                  On April 14, 1998, the Company declared a cash dividend of $.07 per share, payable on May 19, 1998 to shareholders of record on May 5.

         ITEM 6.  Exhibits and Reports on Form 8-K
                  a. Exhibits

                      No.      Exhibit
                      ---      -------

                      3 (i)    Certificate of Amendment of Certificate of
                               Incorporation of Skaneateles Bancorp, Inc.
                      3 (ii)   Restated Certificate of Incorporation of
                               Skaneateles Bancorp, Inc.
                      27       Financial Data Schedule

                  b. On January 30, the Company filed a Form 8-K announcing the location and time of its Annual Meeting of stockholders. No financial statements were filed as parts of this report.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SKANEATELES BANCORP, INC.
                            -------------------------
                                  (Registrant)





By:  /s/ John P. Driscoll                                 Date: May 12, 1998
     --------------------------                                 ------------
        John P. Driscoll
        Chairman, President and Chief
        Executive Officer


By:  /s/ J. Daniel Mohr                                   Date: May 12, 1998
     --------------------------                                 ------------
        J. Daniel Mohr
        Chief Financial Officer
        and Treasurer