Form 10-Q
period 1998-06-30
SKANEATELES BANCORP INC
filed 1998-08-14
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

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


Yes   X   No
    -----    -----


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


                      Class                     Outstanding at August 11, 1998
                      -----                     ------------------------------
    Common Stock (par value $.01 per share)           1,446,403 Shares

PART I. FINANCIAL INFORMATION                                             Page
-----------------------------                                             ----

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets                               3

                  Consolidated Statements of Income                         4

                  Consolidated Statements of Stockholders' Equity           5

                  Consolidated Statements of Cash Flows                     6

                  Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11

         Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                 17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        18

         Item 2.  Changes in Securities                                    18

         Item 3.  Defaults Upon Senior Securities                          18

         Item 4.  Submission of Matters to a Vote of Security Holders      18

         Item 5.  Other Information                                        18

         Item 6.  Exhibits and Reports on Form 8-K                         18


SIGNATURES                                                                 19

SKANEATELES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      (UNAUDITED)
                                                                                         JUNE 30,      DECEMBER 31,
ASSETS                                                                                    1998              1997
--------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands, Except Share Data)

Cash and due from banks                                                               $     8,452             9,658
Federal funds sold                                                                         16,200             6,700
Securities available for sale, at fair value                                               11,191             8,416
Securities held to maturity, fair value of
 ($6,357 in 1998 and $7,935 in 1997)                                                        6,157             7,705
Federal Home Loan Bank stock, at cost                                                       1,561             1,561
Mortgage loans                                                                            142,445           153,312
Other loans and leases                                                                     73,243            61,243
--------------------------------------------------------------------------------------------------------------------
                                                                                          215,688           214,555
         Net deferred costs                                                                   575               467
         Allowance for loan losses                                                         (2,657)           (2,560)
--------------------------------------------------------------------------------------------------------------------
         Loans, net                                                                       213,606           212,462
Premises and equipment, net                                                                 6,085             6,155
Real estate owned, net                                                                        902               951
Accrued interest receivable                                                                 1,294             1,372
Other assets                                                                                1,282             1,121
--------------------------------------------------------------------------------------------------------------------
                                                                                       $  266,730           256,101
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Liabilities:
   Interest bearing deposits                                                           $  205,117           197,782
   Demand deposits                                                                         22,556            20,236
--------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                     227,673           218,018

   Borrowings                                                                              17,394            18,057
   Accrued expenses and other liabilities                                                   3,321             2,355
--------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                             248,388           238,430
====================================================================================================================

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                                                    0                 0
   Common stock, par value $.01 per share, authorized 2,500,000 shares,
      1,444,617 and 1,435,992 shares issued in 1998 and 1997, respectively                     14                14
   Additional paid-in capital                                                               9,228             9,119
   Retained earnings                                                                        9,136             8,573
   Accumulated other comprehensive income                                                     (36)              (35)
--------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                     18,342            17,671
--------------------------------------------------------------------------------------------------------------------
                                                                                       $  266,730           256,101
====================================================================================================================


See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                               1998                1997            1998                1997
----------------------------------------------------------------------------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)
Interest income:
   Mortgage loans                                           $ 2,981               3,204           5,969               6,431
   Other loans                                                1,583               1,162           3,076               2,167
   Securities                                                   263                 303             542                 597
   Federal funds sold                                           238                  41             362                  87
----------------------------------------------------------------------------------------------------------------------------
           Total interest income                              5,065               4,710           9,949               9,282

Interest expense:
   Deposits                                                   2,109               2,032           4,195               4,072
   Borrowings                                                   282                 298             572                 588
----------------------------------------------------------------------------------------------------------------------------
            Total interest expense                            2,391               2,330           4,767               4,660

----------------------------------------------------------------------------------------------------------------------------
            Net interest income                               2,674               2,380           5,182               4,622

Provision for loan losses                                       150                 100             250                 200
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           2,524               2,280           4,932               4,422

Other operating income:
   Net gain on sale of loans                                     24                  15              44                  65
   Service charges                                              421                 327             786                 624
   Other                                                        104                 107             189                 181
----------------------------------------------------------------------------------------------------------------------------
          Total other operating income                          549                 449           1,019                 870

Other operating expenses:
   Salaries and employee benefits                               985                 938           1,934               1,825
   Building, occupancy and equipment                            360                 304             757                 612
   Data processing                                              165                  96             299                 177
   Correspondent bank fees                                      143                  98             272                 189
   Advertising and promotions                                    70                  59             137                 106
   Postage and delivery                                         136                 129             265                 276
   Stationery and supplies                                       56                  42             119                  91
   Deposit insurance                                              9                   7              14                  13
   Real estate owned, net                                        40                   8              74                  15
   Other                                                        458                 354             892                 670
----------------------------------------------------------------------------------------------------------------------------
            Total other operating expenses                    2,422               2,035           4,763               3,974

            Income before income taxes                          651                 694           1,188               1,318
Income tax                                                      233                 247             423                 469
----------------------------------------------------------------------------------------------------------------------------
            Net income                                      $   418                 447             765                 849
----------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                    $  0.29                0.31            0.53                0.59
Diluted earnings per share                                  $  0.28                0.30            0.51                0.58
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                                                                   ACCUMULATED
                                                                           ADDITIONAL                 OTHER
                                                                  COMMON    PAID-IN-    RETAINED  COMPREHENSIVE
                                                                   STOCK     CAPITAL    EARNINGS      INCOME         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      (In Thousands)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                       $     9      8,978       7,300           (57)      16,230

Comprehensive income:
  Net income                                                             0          0         849              0         849

  Change in net unrealized gain on securities, net of tax
    effect of $2                                                       0          0           0              7           7
-----------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                          0          0         849              7         856

Sale of 4,350 shares under option                                        1         25           0              0          26

Issuance of 1,820 shares of stock under
  1995 Non-employee Director's Stock Plan                                0         21           0              0          21

Issuance of 1,530 shares of stock under Dividend Reinvestment
  Plan                                                                   0         18           0              0          18

Cash dividend declared on Common stock ($.13 per share)                  0          0       (190)              0       (190)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                           $    10      9,042       7,959           (50)      16,961
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                       $    14      9,119       8,573           (35)      17,671

Comprehensive income:
  Net income                                                             0          0         765              0         765

  Change in net unrealized gain on securities, net of tax
    effect of $0                                                         0          0           0            (1)         (1)
-----------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                          0          0         765            (1)         764

Sale of 4,080 shares under option                                        0         30           0              0          30

Issuance of 1,702 shares of stock under
  1995 Non-employee Director's Stock Plan                                0         35           0              0          35

Issuance of 1,500 shares of stock under
  1995 Non-employee Director's Warrant Plan                              0         19           0              0          19

Issuance of 990 shares of stock under Dividend Reinvestment
  Plan                                                                   0         18           0              0          18

Issuance of 353 shares of stock under 1997 Employee Stock
  Purchase Plan                                                          0          7           0              0           7


Cash dividend declared on Common stock ($.14 per share)                  0          0        (202)             0        (202)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                           $    14      9,228       9,136           (36)      18,342
=============================================================================================================================

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                                1998               1997
------------------------------------------------------------------------------------------------------------------------
                                                                                                    (In Thousands)
OPERATING ACTIVITIES
Net Income                                                                                 $     765                849
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                      250                200
  Provision for losses on real estate owned                                                       60                  0
  Depreciation and amortization                                                                  402                397
  Mortgage loans originated for sale                                                          (8,527)            (1,564)
  Proceeds from sale of loans originated for sale                                              7,603              1,948
  Net (increase) decrease in interest receivable                                                  78                (70)
  Net increase (decrease) in other liabilities                                                   967               (448)
  Loss on disposal of computer equipment                                                          38                  0
  Other, net                                                                                    (138)              (509)
------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                        733                (46)
------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                              1,498                803

INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                                    1,000              1,004
  Proceeds from maturities of securities held to maturity                                      1,245                445
  Principal collected on asset-backed securities                                                 387                598
  Purchase of Federal Home Loan Bank stock                                                         0               (151)
  Purchase of securities held to maturity                                                        (70)               (60)
  Purchase of securities available for sale                                                   (4,000)            (2,325)
  Net increase in loans made to customers                                                       (531)            (4,648)
  Proceeds from sale of real estate owned                                                        168                135
  Purchase of property and equipment, net                                                       (302)              (138)
------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                 (2,103)            (5,140)

FINANCING ACTIVITIES:
  Net decrease in time certificates                                                             (693)            (4,092)
  Net increase in other deposits                                                              10,348              9,254
  Decrease in overnight borrowings                                                              (607)              (163)
  Increase in long-term borrowings                                                                 0                500
  Repayment of long-term borrowings                                                              (56)              (273)
  Proceeds from issuance of stock pursuant to stock plans                                        109                 65
  Dividends paid                                                                                (202)              (190)
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                               8,899              5,101
------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                      8,294                764
Cash and cash equivalents at beginning of period                                              16,358              9,526
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $ 24,652             10,290
========================================================================================================================
Interest paid                                                                                  4,763              4,674
Income taxes paid                                                                                317                451
Supplemental schedule of noncash investing activities:
   Mortgage loans foreclosed and transferred to real estate owned                                179                116
========================================================================================================================

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

The following table presents a reconciliation of the numerator and denominator of the earnings per share computations (in thousands except share and per-share amounts):

                                      QUARTER ENDED JUNE 30, 1998                SIX MONTHS ENDED JUNE 30, 1998
                                     -----------------------------               ------------------------------
                                  INCOME          SHARES        PER-SHARE      INCOME           SHARES       PER-SHARE
                               (NUMERATOR)     (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                               -----------     -------------     ------      -----------    -------------      ------
BASIC EARNINGS PER SHARE:
Net income                        $ 418             1,442,877     $ .29         $ 765             1,440,453    $ .53

Effect of assumed exercise
of stock options and                                   53,000                                        55,765
warrants

DILUTED EARNINGS PER SHARE:
Income available to common
shareholders and assumed
exercise of stock options
and warrants                  ------------------------------------------------------------------------------------------
                                  $ 418             1,495,877     $ .28         $ 765             1,496,218    $ .51
                              ------------------------------------------------------------------------------------------


                                      QUARTER ENDED JUNE 30, 1998                 SIX MONTHS ENDED JUNE 30, 1997
                                      ---------------------------                 ------------------------------
                                  INCOME          SHARES        PER-SHARE      INCOME           SHARES       PER-SHARE
                               (NUMERATOR)     (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                               -----------     -------------     ------      -----------    -------------      ------
BASIC EARNINGS PER SHARE:
Net income                        $ 447             1,429,294     $ .31         $ 849             1,427,043    $ .59

Effect of assumed exercise
of stock options                                       35,652                                        35,693
                              ------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Income available to common
shareholders and assumed
exercise of stock options         $ 447             1,464,946     $ .30         $ 849             1,462,736    $ .58
                              ------------------------------------------------------------------------------------------

f)      CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.

g)      RECLASSIFICATIONS
Certain reclassifications have been made to prior period amounts for consistency in reporting.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

h)       NEW ACCOUNTING PRONOUNCEMENTS
In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument, depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for all fiscal quarters beginning January 1, 2000 for calendar year companies. Earlier adoption, however, is permitted. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS 133 on the Company's consolidated financial statements.

Effective January 1, 1998, the Company adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company.

On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three-months and six months ended June 30, 1998 and 1997 is summarized as follows:

                                                      THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                            1998            1997              1998             1997
                                                            ----            ----              ----             ----
Net income                                                 $ 418              447              765              849

Other comprehensive income:
  Unrealized holding gain (loss) on securities,
     before tax                                               (6)              18               (1)               9
  Income tax (expense) benefit                                 2               (4)               0               (2)
-------------------------------------------------------------------------------------------------------------------
 Other comprehensive income, net of tax                       (4)              14               (1)               7
-------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                       $ 414              461              764              856
===================================================================================================================

In June 1997, the FASB issued Statement No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information." The statement requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The new standard is not expected to result in significant changes in the Company's reporting.

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

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staffing costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company is expending significant resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. The estimated expense associated with the Company's entire Year 2000 project is approximately $400,000. Included in this amount is approximately $294,000 that has already been expended to date, $180,000 of which was to purchase new computer equipment

A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five Step Program. Testing of core systems is expected to be complete by year-end 1998, with testing of minor systems to continue through the third quarter of 1999. The Company continues to work closely with its data services and item processing providers regarding Year 2000 compliance. The Company has recently begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems. Failures of borrowers' computer systems could, in the aggregate, have an adverse impact on the Company's results if their ability to conduct business is significantly impaired.

The Year 2000 problem creates risk for the Company from both unforeseen problems in its own computer systems and from problems in the computer systems of third parties (including vendors and service providers) with whom the Company deals on financial transactions. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

The Company expects its Year 2000 date conversion project to be completed on a timely basis and within budgeted expense. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company is currently developing a contingency plan to be implemented in the event its core systems are not Year 2000 compliant by the turn of the century. The contingency plan is expected to be completed by the end of 1998.

                       Changes in Financial Condition from
                       December 31, 1997 to June 30, 1998

Assets
------
Consolidated assets of the Company were $266.7 million at June 30, 1998, a $10.6 million or 4.1% increase from December 31, 1997.

Loans
-----
Gross loans were $215.7 million at June 30, 1998, a modest increase of $1.1 million from December 31, 1997. Residential mortgages outstanding decreased $10.2 million, while commercial loans and mortgages increased $4.4 million and consumer loans increased $6.9 million. The low interest rate environment has prompted a wave of mortgage refinancings that is affecting Skaneateles and many other financial institutions.

Total loan closings (including undisbursed funds) were $38.3 million in the first half of 1998, compared with $26.9 million in the year ago period, an increase of 42.4%. Commercial loan originations increased 37.9%, to $14.9 million in the first half of 1998 compared with the year ago period. Residential mortgage originations increased $4.4 million or 81.5%, due in large part to an increase in refinancings. Consumer loan originations increased $3.0 million or 27.5% to $13.7 million due in large part to an increase in indirect consumer loan originations and to the success of direct marketing and cross-selling efforts. The growth in the indirect program, now in its second full year, was generated largely from the Bank's existing boat and recreational vehicle dealer relationships.

Skaneateles' residential mortgage portfolio decreased 8.5% in the first half of 1998, despite an increase in originations. Approximately 90% of these originations were fixed rate loans, most of which were sold on the secondary market. The Bank in most cases retains the servicing on sold loans.

The increase in commercial loan activity is a direct result of the Bank's efforts to expand its commercial portfolio within its market niche of small to mid sized businesses in central New York, including corporations, partnerships and sole proprietorships.

The results of the first half are indicative of what may occur throughout 1998 if interest rates remain low. The increase in mortgage prepayments and refinancings, coupled with the overwhelming demand for fixed rate mortgages over adjustable rates, is likely to continue absent an increase in rates. As a result, the accelerated runoff in the Bank's residential mortgage portfolio will hamper overall portfolio growth.

The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.

                                               JUNE 30,                                 DECEMBER 31,
                              --------------------- --------------------  --------------------  --------------------
                                      1998                 1997                  1997                  1996
                              --------------------- --------------------  --------------------  --------------------
                                AMOUNT       %        AMOUNT      %         AMOUNT      %         AMOUNT      %
                              --------------------- --------------------  --------------------  --------------------
                                                             (DOLLARS IN THOUSANDS)
Loans secured by first mortgages
   on real estate:
   Residential                  $109,157    50.61%     124,706   59.15%      119,350   55.63%      129,651   62.74%
   Commercial                     33,288    15.43%      32,826   15.57%       33,962   15.83%       31,728   15.35%
Other loans:
   Commercial loans & leases      28,056    13.02%      20,588    9.76%       22,995   10.72%       18,861    9.13%
   Home equity and improvement    20,519     9.51%      19,062    9.04%       20,624    9.61%       17,599    8.52%
   Guaranteed student                807     0.37%         727    0.34%        1,059    0.49%          882    0.43%
   Other consumer                 23,861    11.06%      12,941    6.14%       16,565    7.72%        7,924    3.83%
-------------------------------------------------------------------------------------------------------------------
          Total                 $215,688   100.00%     210,850  100.00%      214,555  100.00%      206,645  100.00%
--------------------------------------------------------------------------------------------------------------------

The allowance for loan losses was $2.7 million at June 30, 1998. Loan loss provisions of $250,000 in the first half of 1998 were partially offset by net charge-offs totaling $153,000.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                        SIX MONTHS ENDED
                                            JUNE 30,                            YEAR ENDED DECEMBER 31,
                                 -------------------------------    ------------------------------------------------
                                     1998              1997             1997             1996             1995
                                 --------------    -------------    --------------   --------------   --------------
                                                                   (In Thousands)

Beginning Balance                       $2,560            2,114             2,114            2,667            3,040

Provision                                  250              200               500              175              235

Charge-offs
-----------
     Residential mortgages                 (28)             (22)              (92)             (74)               0
     Commercial mortgages                    0             (188)             (237)            (168)            (569)
     Business                              (74)             (68)             (137)            (999)            (153)
     Other consumer                        (75)            (114)             (107)             (60)             (10)
--------------------------------------------------------------------------------------------------------------------
                                          (177)            (392)             (573)          (1,301)            (732)
--------------------------------------------------------------------------------------------------------------------

Recoveries
----------
     Residential mortgages                   0                0                 2                0                0
     Commercial mortgages                    0                4                 5                0                0
     Business                               15               34               496              118              118
     Other consumer                          9               11                16                8                6
--------------------------------------------------------------------------------------------------------------------
                                            24               49               519              126              124
--------------------------------------------------------------------------------------------------------------------
Net Charge-offs                           (153)            (343)              (54)          (1,175)            (608)
--------------------------------------------------------------------------------------------------------------------

Allowance of Cicero Bank
at time of acquisition                       0                0                 0              447                0
--------------------------------------------------------------------------------------------------------------------
Ending Balance                          $2,657            1,971             2,560            2,114            2,667
--------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs
  to average loans outstanding           0.07%            0.17%             0.03%            0.62%            0.36%
--------------------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                         JUNE 30,                        DECEMBER 31,
                                                 -------------------------   --------------------------------------
                                                    1998          1997          1997         1996         1995
                                                 ------------  -----------   -----------  -----------  -----------
                                                                          (In Thousands)
Nonaccruing loans
     Residential real estate mortgages            $    1,077        1,056         1,091        1,359          271
     Commercial (1)                                    2,506        1,646         2,573        1,626        1,757
     Consumer                                            164          204           253          186          110
------------------------------------------------------------------------------------------------------------------
Total                                             $    3,747        2,906         3,917        3,171        2,138
==================================================================================================================

Other loans past due 90 days or more and still accruing:
     Consumer (2)                                          0           66             0           29            1
     Commercial (1)                                        0        1,047             0          370            0
------------------------------------------------------------------------------------------------------------------
Total                                             $        0        1,113             0          399            1
==================================================================================================================

Restructured loans, not included above                     0            0             0            0        1,125
==================================================================================================================

Real estate owned                                        902          698           951          717          397
==================================================================================================================

Total assets containing specific risk elements    $    4,649        4,717         4,868        4,287        3,661
==================================================================================================================

Ratio of total loans past due
90 days or more to gross loans                         1.74%        1.91%         1.83%        1.73%        1.25%
------------------------------------------------------------------------------------------------------------------

Ratio of assets containing specific
risk elements to total assets                          1.74%        1.90%         1.90%        1.77%        1.74%
------------------------------------------------------------------------------------------------------------------

(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student Loans.

Nonperforming assets (nonaccrual loans and real estate owned) totaled $4.6 million, or 1.7% of total assets at June 30, 1998, compared with $4.9 million, or 1.9% of total assets at December 31, 1997, and $3.6 million, or 1.5% at June 30, 1997. Included in nonperforming assets at June 30, 1998 were nonaccrual loans of $3.7 million or 1.7% of gross loans, compared with $3.9 million or 1.8% at December 31, 1997 and $2.9 million or 1.4% at June 30, 1997.

At June 30, 1998, nonaccrual loans were comprised of 29% residential mortgages, 67% commercial loans and mortgages and 4% consumer loans. Approximately $2.1 million of the commercial nonaccrual loans, representing 86% of such balances, are secured by real estate.

The allowance for loan losses covered 71% of nonaccrual loans at June 30, 1998, compared with coverage of 65% at December 31, 1997 and 68% at June 30, 1997.

Impaired loans, which included troubled debt restructured loans, were $2.3 million and $1.1 million at June 30, 1998 and 1997, respectively. Included in these amounts are $1.1 million and $107,000 of impaired loans for which the related allowance for loan losses is $476,000 and $19,000, respectively. In addition, included in the total impaired loans at June 30, 1998 and 1997 are $1.2 million and $976,000, respectively, of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The average recorded investment in impaired loans during the first half of 1998 and 1997 was approximately $2.3 million and $961,000, respectively.

The amount of interest income recognized on impaired loans for the three months ended June 30, 1998 and 1997 was approximately $24,000 and $7,000, respectively. The amount of interest income recognized on impaired loans for the six months ended June 30, 1998 and 1997 was approximately $27,000 and $7,000 respectively. The Bank is not committed to lend additional funds to these borrowers.

Potential problem loans at June 30, 1998 amounted to $1.3 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Deposits
--------
Total deposits (including advance payments by borrowers for property taxes and insurance) were $227.7 million at June 30, 1998, compared with $218.0 million at December 31, 1997 and $210.1 million at June 30, 1997.

The Bank's deposit strategy has focused on growing its low cost transaction account base (savings, checking and NOW accounts), while reducing its reliance on higher cost time certificates. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts. An ongoing direct mail marketing program supports this strategy. Transaction accounts (including escrow) comprised 42.8% of total deposits at June 30, 1998, up from 40.1% at December 31, 1997 and 39.9% at June 30, 1997.

The following table sets forth deposits by type of account as of the dates indicated.

                                              JUNE 30,                                  DECEMBER 31,
                             -------------------------------------------- ------------------------------------------
                                     1998                   1997                  1997                 1996
                             ---------------------- --------------------- --------------------- --------------------
                                          Percent              Percent               Percent               Percent
                                         of total              of total              of total             of total
                               Amount    deposits    Amount    deposits    Amount    deposits    Amount   deposits
                             ---------------------- --------------------- --------------------- --------------------
                                                             (Dollars in Thousands)

Savings and club accounts      $  47,154    20.70%     42,443     20.19%     42,451     19.47%     38,690    18.87%
Time certificates                104,379    45.85%    103,337     49.16%    105,072     48.19%    107,429    52.39%
Money market accounts             24,786    10.89%     23,081     10.98%     24,234     11.12%     21,991    10.73%
NOW accounts                      27,122    11.91%     21,393     10.18%     24,456     11.22%     20,314     9.91%
Demand accounts                   22,556     9.91%     18,108      8.62%     20,236      9.28%     14,861     7.25%
Escrow accounts                    1,676     0.74%      1,829      0.87%      1,569      0.72%      1,744     0.85%
--------------------------------------------------------------------------------------------------------------------
          Total                 $227,673   100.00%    210,191    100.00%    218,018    100.00%    205,029   100.00%
====================================================================================================================

Stockholders' Equity
--------------------
Stockholders' equity at June 30, 1998 was $18.3 million, or $12.70 per share, compared with $17.7 million or $12.31 per share at December 31, 1997 and $17.0 million or $11.86 at June 30, 1997. At June 30, 1998, the Bank's leverage capital ratio was 6.71% and its risk-based capital ratio was 11.23%. Both capital measurements were in excess of regulatory requirements.

In July 1998 the Company declared a dividend of $.07 per share payable on August 18, 1998 to shareholders of record on August 4.

                     Comparison of the Results of Operations

General
-------
Net income was $418,000 or $.28 per diluted share for the second quarter of 1998, compared with $447,000 or $.30 per diluted share for the same period in 1997. A $294,000 increase in net interest income and a $100,000 increase in other operating income was offset by increases in other operating expenses and loan loss provisions of $387,000 and $50,000, respectively.

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

                                                       1998                                     1997
                                        ------------------------------------     -----------------------------------
                                          AVERAGE                   YIELD/        AVERAGE                   YIELD/
                                          BALANCE    INTEREST        RATE         BALANCE    INTEREST        RATE
                                        ------------------------------------     -----------------------------------
                                                                  (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                          $ 145,573       2,981       8.19%         158,972       3,204       8.06%
  Other loans                                69,080       1,583       9.19%          50,439       1,162       9.24%
--------------------------------------------------------------------------------------------------------------------
Total loans                                 214,653       4,564       8.51%         209,411       4,366       8.34%
--------------------------------------------------------------------------------------------------------------------
  Securities                                 16,632         263       6.34%          16,346         303       7.41%
  Federal funds sold                         16,760         238       5.70%           2,796          41       6.03%
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               248,045       5,065       8.18%         228,553       4,710       8.25%
--------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                  13,882           0                      15,372           0
--------------------------------------------------------------------------------------------------------------------
Total assets                              $ 261,927       5,065                     243,925       4,710
====================================================================================================================

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts           $   45,782         325       2.85%          41,581         295       2.85%
     Time certificates                      103,548       1,403       5.43%         103,183       1,413       5.49%
     Money market accounts                   25,346         238       3.77%          22,192         204       3.69%
     Now and escrow accounts                 27,434         143       2.09%          22,853         120       2.11%
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits           202,110       2,109       4.19%         189,809       2,032       4.29%
--------------------------------------------------------------------------------------------------------------------
  Borrowings                                 17,616         282       6.42%          18,333         298       6.56%
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          219,726       2,391       4.36%         208,142       2,330       4.49%
Non-interest-bearing deposits                21,383           0                      16,498           0
Non-interest-bearing liabilities              2,457           0                       2,306           0
--------------------------------------------------------------------------------------------------------------------
Total liabilities                           243,534       2,391                     226,946       2,330
Stockholders' equity                         18,361           0                      16,979           0
--------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                    $ 261,927       2,391                     243,925       2,330
--------------------------------------------------------------------------------------------------------------------
Net interest income/
  interest rate spread                                    2,674       3.82%                       2,380       3.76%
--------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning
  assets                                 $   28,319                   4.31%          20,411                   4.17%
--------------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets
  to interest-bearing liabilities                                      1.13                                    1.10
--------------------------------------------------------------------------------------------------------------------

Net interest income was $2.7 million for the three months ended June 30, 1998 compared with $2.4 million for the same period in 1997. The increase is attributable to a $16.1 million increase in average earning assets combined with a 14 basis point increase in the net interest margin.

Average loans outstanding in the second quarter were $214.6 million, compared with $209.4 million in the year ago quarter. All of this growth was in the Bank's consumer and commercial loan portfolios, which increased a combined $19.8 million to offset a $10.2 million decline in the Bank's residential mortgage portfolio due primarily to a wave of refinancings.

The Company's earning-asset yield was 8.18% in the second quarter of 1998, compared with 8.25% in the year ago quarter. The lower yield is the result of generally lower interest rates and a proportionately larger amount of total earning assets invested in federal funds sold, due mainly to the increased residential refinance activity in the first half of 1998.

The average cost of interest-bearing liabilities decreased 13 basis points due mainly to a change in the mix of interest bearing deposits, and to a lower cost of time certificates. Savings and NOW accounts, which are the Company's lowest costing source of interest-bearing funds, grew to 32.8% of average interest bearing deposits in the second quarter of 1998, from 31.3% in the year ago quarter. The cost of time certificates decreased 6 basis points because of generally lower interest rates and continued customer preference for short-term maturities.

The net interest margin, which is equal to net interest income divided by average interest-earning assets, was 4.31% for the second quarter of 1998, up from 4.17% in the year ago quarter. 956659178 Recoveries of past due interest on nonaccruing loans added approximately 9 basis points to the 1998 margin.

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

The Company's cumulative one-year ratio of rate sensitive assets to rate sensitive liabilities (one-year gap) was 1.01 at June 30, 1998.

Other Operating Income
----------------------
Total other operating income was $549,000 in the second quarter of 1998, an increase of $100,000 or 22.3% from the second quarter of 1997. Gains on loan sales increased $21,000 or 140% due to an increase in sales of fixed rate residential mortgages. Service charges and other operating income increased $94,000 or 28.7% due mainly to fee income generated by the growth in the Company's checking and savings accounts.

Other Operating Expenses
------------------------
Total other operating expenses were $2.4 million for the quarter ended June 30, 1998, compared with $2.0 million for the same period in 1997. Salaries and benefits expense increased by $47,000 due primarily to increases in insurance costs and greater participation in Company benefit plans. Costs relating to the Company's Year 2000 project and other technology improvements added approximately $42,000 of expense in the second quarter of 1998. Other increases in operating expenses were due primarily to higher customer transaction volume and the costs of operating the North Medical branch, which opened in September 1997.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings
                  Not applicable

         Item 2.  Changes in Securities
                  Not applicable

         Item 3.  Defaults Upon Senior Securities
                  Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders Not applicable

         Item 5.  Other Information
                  On July 14, 1998, the Company declared a cash dividend of $.07 per share, payable on August 18, 1998 to shareholders of record on August 4.

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

                                            SKANEATELES BANCORP, INC.
                                            ------------------------------
                                                   (Registrant)





By:  /s/ JOHN P. DRISCOLL                                Date: August 12, 1998
     -------------------------------                           ---------------
     John P. Driscoll
     Chairman, President and
     Chief Executive Officer


By:  /s/ J. DANIEL MOHR                                  Date: August 12, 1998
     -------------------------------                           ---------------
     J. Daniel Mohr
     Chief Financial Officer
     and Treasurer