Form 10-Q
period 1998-09-30
SKANEATELES BANCORP INC
filed 1998-11-16
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

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


         Registrant's telephone number, including area code 315-685-2265
                                                            -------------

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


                Class            Outstanding at November 11, 1998
                -------------------------------------------------
            Common Stock (par value $.01 per share) 1,449,607 Shares

PART I. FINANCIAL INFORMATION                                            Page
-----------------------------                                            ----

         Item 1.  Consolidated Financial Statements
         -------

                  Consolidated Balance Sheets                             3

                  Consolidated Statements of Income                       4

                  Consolidated Statements of  Stockholders' Equity        5

                  Consolidated Statements of Cash Flows                   6

                  Notes to Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of Financial
         -------  Condition and Results of Operations                     11

         Item 3.  Quantitative and Qualitative Disclosures About
         -------  Market Risk                                             18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       19
         -------

         Item 2.  Changes in Securities and Use of Proceeds               19
         -------

         Item 3.  Defaults Upon Senior Securities                         19
         -------

         Item 4.  Submission of Matters to a Vote of Security Holders     19
         -------

         Item 5.  Other Information                                       19
         -------

         Item 6.  Exhibits and Reports on Form 8-K                        19
         -------


SIGNATURES                                                                20
----------

SKANEATELES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                               September 30,             December 31,
ASSETS                                                                  1998                     1997
--------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands, Except Share Data)

Cash and due from banks                                                 10,108                    9,658

Federal funds sold                                                      19,700                    6,700

Securities available for sale, at fair value                            11,055                    8,416

Securities held to maturity, fair value of
 ($6,235 in 1998 and $7,935 in 1997)                                     5,874                    7,705
Federal Home Loan Bank stock, at cost                                    1,561                    1,561
Mortgage loans                                                         138,247                  153,312
Other loans and leases                                                  77,392                   61,243
-------------------------------------------------------------------------------------------------------
                                                                       215,639                  214,555
         Net deferred costs                                                725                      467
         Allowance for loan losses                                      (2,782)                  (2,560)
-------------------------------------------------------------------------------------------------------
         Loans, net                                                    213,582                  212,462
Premises and equipment, net                                              5,934                    6,155
Real estate owned, net                                                     844                      951
Accrued interest receivable                                              1,344                    1,372
Other assets                                                             1,525                    1,121
-------------------------------------------------------------------------------------------------------
                                                                     $ 271,527                  256,101
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Liabilities:
   Interest bearing deposits                                         $ 205,788                  197,782
   Demand deposits                                                      22,419                   20,236
-------------------------------------------------------------------------------------------------------
       Total deposits                                                  228,207                  218,018

   Borrowings                                                           17,957                   18,057
   Accrued expenses and other liabilities                                6,608                    2,355
-------------------------------------------------------------------------------------------------------
            Total liabilities                                          252,772                  238,430
-------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                                 0                        0

   Common stock, par value $.01 per share, authorized
      2,500,000 shares, 1,446,992 and 1,435,992 shares
     issued in 1998 and 1997, respectively                                  14                       14

   Additional paid-in capital                                            9,264                    9,119
   Retained earnings                                                     9,456                    8,573
   Accumulated other comprehensive income                                   21                      (35)
-------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                  18,755                   17,671
-------------------------------------------------------------------------------------------------------
                                                                     $ 271,527                  256,101
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                              Three months ended September 30,  Nine months ended September 30,

                                                          1998            1997            1998            1997
---------------------------------------------------------------------------------------------------------------
                                                      (In Thousands, Except Per Share Data)
Interest income:
   Mortgage loans                                        $2,779           3,166           8,748           9,597
   Other loans                                            1,739           1,311           4,814           3,478
   Securities                                               289             312             833             909
   Federal funds sold                                       276              64             637             151
---------------------------------------------------------------------------------------------------------------
           Total interest income                          5,083           4,853          15,032          14,135
---------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                               2,135           2,080           6,330           6,152
   Borrowings                                               290             301             862             889
---------------------------------------------------------------------------------------------------------------
            Total interest expense                        2,425           2,381           7,192           7,041
---------------------------------------------------------------------------------------------------------------

            Net interest income                           2,658           2,472           7,840           7,094
Provision for loan losses                                   200             200             450             400
---------------------------------------------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                            2,458           2,272           7,390           6,694
---------------------------------------------------------------------------------------------------------------

Other operating income :
   Net gain on sale of loans                                122               8             166              73
   Service charges                                          450             374           1,236             998
   Other                                                    104              83             292             264
---------------------------------------------------------------------------------------------------------------
          Total other operating income                      676             465           1,694           1,335
---------------------------------------------------------------------------------------------------------------
                                                          3,134           2,737           9,084           8,029
---------------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                         1,083             874           3,016           2,699
   Building, occupancy and equipment                        370             321           1,127             933
   Data processing                                          253             123             552             300
   Correspondent bank fees                                  152             111             424             300
   Advertising and promotions                                45              61             182             167
   Postage and delivery                                     111             135             376             411
   Stationery and supplies                                   63              62             182             153
   Deposit insurance                                          3               3              18              16
   Real estate owned, net                                    33              21             107              36
   Other                                                    367             365           1,258           1,035
---------------------------------------------------------------------------------------------------------------
            Total other operating expenses                2,480           2,076           7,242           6,050
---------------------------------------------------------------------------------------------------------------

            Income before income taxes                      654             661           1,842           1,979
   Income tax                                               233             231             656             700
---------------------------------------------------------------------------------------------------------------
            Net income                                   $  421             430           1,186           1,279
---------------------------------------------------------------------------------------------------------------

Net income per common share - basic                      $ 0.29            0.30            0.82            0.89
Net income per common share - diluted                    $ 0.28            0.29            0.79            0.87
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                              Accumulated
                                                                Additional                       other
                                                      Common     paid-in-      Retained      comprehensive
                                                      stock      capital       earnings          income          Total
-----------------------------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      $     9          8,978          7,300             (57)         16,230

Comprehensive income:
  Net income                                            0              0          1,279               0           1,279

  Change in net unrealized gain on securities,
    net of tax effect of $5                             0              0              0              15              15
-----------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                         0              0          1,279              15           1,294

Sale of 4,950 shares under option                       1             28              0               0              29

Issuance of 2,887 shares of stock under
 1995 Non-employee Director's Stock Plan                0             36              0               0              36

Issuance of 2,201 shares of stock under
 Dividend Reinvestment Plan                             0             27              0               0              27

Issuance of 424 shares of stock under
 1997 Employee Stock Purchase Plan                      0              7              0               0               7

Cash dividend declared on
 Common stock ($.20 per share)                          0              0           (286)              0            (286)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                     $    10          9,076          8,293             (42)         17,337
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      $    14          9,119          8,573             (35)         17,671

Comprehensive income:
  Net income                                            0              0          1,186               0           1,186

  Change in net unrealized gain on securities,
    net of tax effect of $37                            0              0              0              56              56
-----------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                         0              0          1,186              56           1,242

Sale of 4,680 shares under option                       0             36              0               0              36

Issuance of 2,604 shares of stock under
 1995 Non-employee Director's Stock Plan                0             52              0               0              52

Issuance of 1,500 shares of stock under
 1995 Non-employee Director's Warrant Plan              0             19              0               0              19

Issuance of 1,579 shares of stock under
 Dividend Reinvestment Plan                             0             27              0               0              27

Issuance of 637 shares of stock under
 1997 Employee Stock Purchase Plan                      0             11              0               0               11

Cash dividend declared on
 Common stock ($.21 per share)                          0              0           (303)              0            (303)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                     $    14          9,264          9,456              21          18,755
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                         1998               1997
------------------------------------------------------------------------------------------------------------------------
                                                                                                  (In Thousands)
Operating activities
Net Income                                                                              $  1,186            1,279
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses                                                                  450              400
  Provision for losses on real estate owned                                                   75                0
  Depreciation and amortization                                                              597              561
  Mortgage loans originated for sale                                                     (10,668)          (2,686)
  Proceeds from sale of loans originated for sale                                         10,591            3,368
  Net (increase) decrease in interest receivable                                              28             (130)
  Net increase in other liabilities                                                        4,215              368
  Loss on disposal of computer equipment                                                      38                0
  Other, net                                                                                (714)            (300)
------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                  4,612            1,581
------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                          5,798            2,860
Investing activities
  Proceeds from maturities of securities available for sale                                2,000            1,008
  Proceeds from maturities of securities held to maturity                                  1,255            1,445
  Principal collected on asset-backed securities                                           1,117              820
  Purchase of Federal Home Loan Bank stock                                                     0             (151)
  Purchase of securities held to maturity                                                    (70)             (60)
  Purchase of securities available for sale                                               (4,999)          (3,825)
  Net increase in loans made to customers                                                 (1,477)          (7,167)
  Proceeds from sale of real estate owned                                                    240              135
  Purchase of property and equipment, net                                                   (345)            (462)
------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                             (2,279)          (8,257)
Financing activities:
  Net decrease in time certificates                                                         (965)          (4,088)
  Net increase in other deposits                                                          11,154            7,865
  Decrease in overnight borrowings                                                           (39)             (25)
  Increase in long-term borrowings                                                             0              500
  Repayment of long-term borrowings                                                          (62)            (278)
  Proceeds from issuance of stock pursuant to stock plans                                    146               98
  Dividends paid                                                                            (303)            (286)
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                           9,931            3,786
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      13,450           (1,611)
Cash and cash equivalents at beginning of period                                          16,358            9,526
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                29,808            7,915
------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                              7,190            7,064
Income taxes paid                                                                            492              756
Supplemental schedule of noncash investing activities:
   Mortgage loans foreclosed and transferred to real estate owned                            243              408
------------------------------------------------------------------------------------------------------------------------

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

The following table presents a reconciliation of the numerator and denominator of the earnings per share computations (in thousands except share and per-share amounts):

                                    Quarter ended September 30, 1998           Nine months ended September 30, 1998
                                    --------------------------------           ------------------------------------
                                  Income          Shares        Per-share      Income           Shares       Per-share
                               (Numerator)     (Denominator)     Amount      (Numerator)    (Denominator)      Amount
                               -----------     -------------     ------      -----------    -------------      ------
Basic earnings per share:
Net income                        $ 421             1,446,400     $ .29        $ 1,186            1,442,435    $ .82

Effect of assumed exercise
of stock options and                                   40,020                                        52,256
warrants

Diluted earnings per share:
Income available to common
shareholders and assumed
exercise of stock options     --------------- ---------------- ------------ -------------- ----------------- -----------
and warrants                      $ 421             1,486,420     $ .28        $ 1,186            1,494,691    $ .79
                              --------------- ---------------- ------------ -------------- ----------------- -----------


                                    Quarter ended September 30, 1997           Nine months ended September 30, 1997
                                    --------------------------------           ------------------------------------
                                  Income          Shares        Per-share      Income           Shares       Per-share
                               (Numerator)     (Denominator)     Amount      (Numerator)    (Denominator)      Amount
                               -----------     -------------     ------      -----------    -------------      ------
Basic earnings per share:
Net income                        $ 430             1,431,776     $ .30        $ 1,279            1,432,601    $ .89

Effect of assumed exercise
of stock options                                       32,848                                        30,831

Diluted earnings per share:
Income available to common
shareholders and assumed      --------------- ---------------- ------------ -------------- ----------------- -----------
exercise of stock options         $ 430             1,464,624     $ .29        $ 1,279            1,463,432    $ .87
                              --------------- ---------------- ------------ -------------- ----------------- -----------

f)   Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.

g)   Reclassifications
Certain reclassifications have been made to prior period amounts for consistency in reporting.

1.   Summary of Significant Accounting Policies, cont.

h)   New Accounting Pronouncements
In September, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for all fiscal quarters beginning January 1, 2000 for calendar year companies. Earlier adoption, however, is permitted. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS 133 on the Company's consolidated financial statements.

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


                                                       Three months ended        Nine months ended
                                                          September 30,            September 30,
                                                     --------------------     --------------------
                                                        1998        1997         1998        1997
                                                        ----        ----         ----        ----
Net income                                            $  421         430        1,186       1,279


Other comprehensive income:
  Unrealized holding gain on securities, before tax       94          11           93          20
  Income tax expense                                     (37)         (3)         (37)         (5)
--------------------------------------------------------------------------------------------------
 Other comprehensive income, net of tax                   57           8           56          15
--------------------------------------------------------------------------------------------------
Comprehensive Income                                  $  478         438        1,242       1,294
--------------------------------------------------------------------------------------------------

On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three-months and nine months ended September 30, 1998 and 1997 is summarized as follows:


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

Certain statements in this discussion are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Among the risks and uncertainties that may affect the operations, performance and results of the business of the Company and the Bank are prevailing market rates of interest for both loans and deposits, loan prepayments by, and the financial health of, the Bank's borrowers, general economic conditions in the Bank's designated lending area, competition from banks and other financial institutions with greater resources operating in the Bank's marketplace and unforeseen costs or business interruptions caused by the Year 2000 issue.

                                 YEAR 2000 ISSUE

The Year 2000 issue stems from date coding practices in both software and hardware. Specifically, hardware and software developers have often used two-digit numbers rather than four-digit numbers to represent years. This was done in a conscious effort to provide cost-effective and efficient business solutions, given resource constraints and requirements in the past. Consequently, when the year turns to 2000, the software may calculate the date as 1900 because the century has not been properly defined.

The Company has initiated an enterprise-wide program to prepare its information technology (IT) systems for the year 2000. A senior management committee continues to direct the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council's Five Step Program: 1) Awareness; 2) Assessment; 3) Renovation; 4) Validation; and 5) Implementation. The Company is expending significant resources to assure that its IT systems are remediated in time to effectively deal with transactions in the year 2000 and beyond. The total cost of the Company's year 2000 project is expected to be approximately $400,000, of which approximately $310,000 has been incurred as of September 30, 1998. This amount includes the costs of additional hardware, software and technology consultants necessary to achieve Year 2000 compliance for the Company's systems.

The Company has postponed some other non-Year 2000 IT expenditures and initiatives until after 2000 in order to concentrate resources on the Year 2000 issue. The Company does not expect that this will have a material effect on the Company's financial condition or results of operations.

The Year 2000 problem creates risk for the Company from both unforeseen problems in its own IT systems and from problems in the IT systems of third parties (including vendors and service providers) with whom the Company deals on financial transactions. Failures of the Company's and/or third parties' IT systems could have a material adverse impact on the Company's ability to conduct its business. The Company has been actively communicating with third parties concerning the status of their Year 2000 readiness by, among other things, sending written Year 2000 inquiries, and has undertaken to evaluate the Year 2000 readiness of its commercial borrowers. The Company believes that its reasonably likely worst case Year 2000 scenario is (i) a material increase in the Company's credit losses due to Year 2000 problems for the Company's borrowers and obligors, and (ii) disruption in financial markets causing liquidity stress to the Company. The magnitude of these potential credit losses or disruption cannot be determined at this time.

The Company's non-IT systems used to conduct business at its facilities consist primarily of office equipment (other than computer and communications equipment) and other equipment at the Company's leased office facilities. The Company has inventoried its non-IT systems and has sent Year 2000 questionnaires to its office equipment vendors and landlords to determine the status of their Year 2000 readiness.

For the remainder of 1998 and through March 1999, the Company will continue with the remediation and testing of its computer systems. The Company will continue to develop contingency plans and to evaluate third party Year 2000 risks, and, to the extent the Company deems it warranted, will take further steps designed to reduce its exposure to these risks.

The Company expects its Year 2000 date conversion project to be completed on a timely basis and within budgeted expense. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company is currently formulating a contingency plan for business continuation in the event of Year 2000 systems failures. This contingency plan will be based upon the Company's existing disaster recovery plan with modifications for Year 2000 risks. The Company expects to complete its IT systems contingency plan by March 1999.

                       Changes in Financial Condition from
                       -----------------------------------
                     December 31, 1997 to September 30, 1998
                     ---------------------------------------

Assets
------

Consolidated assets of the Company were $271.6 million at September 30, 1998, a $15.4 million or 6.0% increase from December 31, 1997.

Loans
-----

Gross loans were $215.7 million at September 30, 1998, a modest increase of $1.1 million from December 31, 1997. Residential mortgages outstanding decreased $14.5 million, while commercial loans and mortgages increased $2.9 million and consumer loans increased $12.1 million.

Total loan closings (including undisbursed funds) were $54.5 million in the first nine months of 1998, compared with $39.1 million in the year ago period, an increase of 39.3%. Commercial loan originations increased 39.9%, to $19.2 million in the first nine months of 1998 compared with the year ago period. Residential mortgage originations increased $4.9 million or 63.2%, due in large part to an increase in refinancings. Consumer loan originations increased $5.0 million or 28.2% to $22.6 million due in large part to an increase in indirect consumer loan originations and to the success of direct marketing and cross-selling efforts. The growth in the indirect program, now in its second full year, was generated largely from the Bank's existing boat and recreational vehicle dealer relationships.

The low interest rate environment has prompted a wave of mortgage refinancings that is affecting Skaneateles and many other financial institutions. Skaneateles' residential mortgage portfolio decreased 12.1% in the first nine months of 1998, despite an increase in originations. Approximately 92% of these originations were fixed rate loans, most of which were sold on the secondary market. The Bank in most cases retains the servicing on sold loans.

The increase in commercial loan activity is a direct result of the Bank's efforts to expand its commercial portfolio within its market niche of small to mid sized businesses in central New York, including corporations, partnerships and sole proprietorships.

The results of the first nine months are indicative of what may occur throughout 1998 if interest rates remain low. The increase in mortgage prepayments and refinancings, coupled with the overwhelming demand for fixed rate mortgages over adjustable rates, is likely to continue absent an increase in rates. As a result, the accelerated runoff in the Bank's residential mortgage portfolio will hamper overall portfolio growth.

The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.


                                                   September 30,                                 December 31,
                                  ---------------------   --------------------    --------------------  -------------------
                                             1998                   1997                  1997                  1996
                                  ---------------------   --------------------    --------------------  -------------------
                                     Amount        %        Amount         %        Amount       %        Amount       %
                                  ---------------------   --------------------    --------------------  -------------------
                                                             (Dollars in Thousands)
Loans secured by first mortgages
  on real estate:

   Residential                      $104,869      48.63%    121,337      57.11%    119,350     55.63%    129,651     62.74%

   Commercial                         33,378      15.48%     32,849      15.46%     33,962     15.83%     31,728     15.35%

Other loans:

   Commercial loans & leases          26,559      12.32%     21,008       9.89%     22,995     10.72%     18,861      9.13%

   Home equity and improvement        20,340       9.43%     19,844       9.34%     20,624      9.61%     17,599      8.52%

   Guaranteed student                    953       0.44%        955       0.45%      1,059      0.49%        882      0.43%

   Other consumer                     29,540      13.70%     16,476       7.75%     16,565      7.72%      7,924      3.83%
----------------------------------------------------------------------------------------------------------------------------
     Total                          $215,639     100.00%    212,469     100.00%    214,555    100.00%    206,645    100.00%
----------------------------------------------------------------------------------------------------------------------------

The allowance for loan losses was $2.8 million at September 30, 1998. Loan loss provisions of $450,000 in the first nine months of 1998 were partially offset by net charge-offs totaling $228,000.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:


                                       Nine Months Ended
                                         September 30,                  Year Ended December 31,
                                 -----------------------------  --------------------------------------------
                                      1998           1997             1997           1996         1995
                                 --------------  -------------  -------------- -------------- --------------
                                                                   (In Thousands)

Beginning Balance                   $ 2,560          2,114          2,114          2,667          3,040

Provision                               450            400            500            175            235

Charge-offs
-----------
     Residential mortgages              (28)           (66)           (92)           (74)             0
     Commercial mortgages                 0           (237)          (237)          (168)          (569)
     Business                          (126)           (76)          (137)          (999)          (153)
     Other consumer                    (121)          (115)          (107)           (60)           (10)
-------------------------------------------------------------------------------------------------------
                                       (275)          (494)          (573)        (1,301)          (732)
-------------------------------------------------------------------------------------------------------

Recoveries
----------
     Residential mortgages                0              0              2              0              0
     Commercial mortgages                 0              5              5              0              0
     Business                            27             46            496            118            118
     Other consumer                      20             14             16              8              6
-------------------------------------------------------------------------------------------------------

                                         47             65            519            126            124
-------------------------------------------------------------------------------------------------------
Net Charge-offs                        (228)          (429)           (54)        (1,175)          (608)
-------------------------------------------------------------------------------------------------------

Allowance of Cicero Bank
at time of acquisition                    0              0              0            447              0

-------------------------------------------------------------------------------------------------------
Ending Balance                      $ 2,782          2,085          2,560          2,114          2,667
-------------------------------------------------------------------------------------------------------

Ratio of net charge-offs
  to average loans outstanding         0.11%          0.21%          0.03%          0.62%          0.36%
-------------------------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.


                                                                  September 30,                       December 31,
                                                         ----------------------------------------------------------------
                                                              1998         1997         1997        1996         1995
                                                         ------------  -----------  -----------  -----------  -----------
                                                                          (In Thousands)
Nonaccruing loans
     Residential real estate mortgages                        $  987          999        1,091        1,359          271
     Commercial (1)                                            2,355        2,217        2,573        1,626        1,757
     Consumer                                                    117          228          253          186          110
------------------------------------------------------------------------------------------------------------------------
Total                                                         $3,459        3,444        3,917        3,171        2,138
------------------------------------------------------------------------------------------------------------------------

Other loans past due 90 days or more
and still accruing:
     Residential real estate mortgages                             0           76            0            0            0
     Consumer (2)                                                  0            0            0           29            1
     Commercial (1)                                                0            0            0          370            0
------------------------------------------------------------------------------------------------------------------------
Total                                                         $    0           76            0          399            1
------------------------------------------------------------------------------------------------------------------------

Restructured loans, not included above                             0            0            0            0        1,125
------------------------------------------------------------------------------------------------------------------------

Real estate owned                                                844          975          951          717          397
------------------------------------------------------------------------------------------------------------------------

Total assets containing specific risk elements                $4,303        4,495        4,868        4,287        3,661
------------------------------------------------------------------------------------------------------------------------

Ratio of total loans past due
90 days or more to gross loans                                  1.60%        1.66%        1.83%        1.73%        1.25%
------------------------------------------------------------------------------------------------------------------------

Ratio of assets containing specific
risk elements to total assets                                   1.58%        1.82%        1.90%        1.77%        1.74%
------------------------------------------------------------------------------------------------------------------------

(1) Includes commercial real estate loans
(2) Consists primarily of Guaranteed Student Loans.

Nonperforming assets (nonaccrual loans and real estate owned) totaled $4.3 million, or 1.6% of total assets at September 30, 1998, compared with $4.9 million, or 1.9% of total assets at December 31, 1997, and $4.5 million, or 1.7% at September 30, 1997. Included in nonperforming assets at September 30, 1998 were nonaccrual loans of $3.5 million or 1.6% of gross loans, compared with $3.9 million or 1.8% at December 31, 1997 and $3.4 million or 1.7% at September 30, 1997.

At September 30, 1998, nonaccrual loans were comprised of 29% residential mortgages, 68% commercial loans and mortgages and 3% consumer loans. Approximately $2.1 million of the commercial nonaccrual loans, representing 91% of such balances, are secured by real estate. In October 1998, the Company accepted $450,000 in full settlement of a nonaccrual commercial mortgage with a balance of $542,000. The $92,000 shortfall was charged against the allowance for loan losses. The Company had previously allocated an allowance sufficient to absorb the loss.

The allowance for loan losses covered 80% of nonaccrual loans at September 30, 1998, compared with coverage of 65% at December 31, 1997 and 61% at September 30, 1997.

Impaired loans, which included troubled debt restructured loans, were $2.0 million and $1.5 million at September 30, 1998 and 1997, respectively. Included in these amounts are $1.1 million and $649,000 of impaired loans for which the related allowance for loan losses is $298,000 and $127,000, respectively. In addition, included in the total impaired loans at September 30, 1998 and 1997 are $932,000 and $823,000, respectively, of impaired loans for which no allowance is recorded due to the adequacy of collateral values in accordance with SFAS 114. The average recorded investment in impaired loans during the first nine months of 1998 and 1997 was approximately $2.2 million and $1.3 million, respectively.

The amount of interest income recognized on impaired loans for the three months ended September 30, 1998 and 1997 was approximately $71,000 and $59,000, respectively. The amount of interest income recognized on impaired loans for the nine months ended September 30, 1998 and 1997 was approximately $100,000 and $66,000 respectively. The Bank is not committed to lend additional funds to these borrowers.

Potential problem loans at September 30, 1998 amounted to $1.5 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Deposits
--------
Total deposits (including advance payments by borrowers for property taxes and insurance) were $228.2 million at September 30, 1998, compared with $218.0 million at December 31, 1997 and $208.8 million at September 30, 1997.

The Bank's deposit strategy has focused on growing its low cost transaction account base (savings, checking and NOW accounts), while reducing its reliance on higher cost time certificates. In addition to reducing the Bank's cost of funds, transaction accounts provide a more stable funding source than time accounts and the Bank earns service fee income on most transaction accounts. An ongoing direct mail marketing program supports this strategy. Transaction accounts (including escrow) comprised 43.2% of total deposits at September 30, 1998, up from 40.7% at December 31, 1997 and 39.3% at September 30, 1997.

The following table sets forth deposits by type of account as of the dates indicated.


                                            SEPTEMBER 30,                               DECEMBER 31,
                             -------------------------------------------- ------------------------------------------
                                       1998                   1997                  1997                  1996
                             ---------------------- --------------------- --------------------- --------------------
                                           Percent              Percent               Percent               Percent
                                          of total              of total              of total             of total
                                Amount    deposits    Amount    deposits    Amount    deposits    Amount   deposits
                             ---------------------- --------------------- --------------------- --------------------
                                                              (Dollars in Thousands)

Savings and club accounts      $ 47,431     20.79%     41,185      19.73%     42,451     19.47%     38,690    18.87%
Time certificates               104,107     45.62%    103,341      49.49%    105,072     48.19%    107,429    52.39%
Money market accounts            25,549     11.20%     23,445      11.23%     24,234     11.12%     21,991    10.73%
NOW accounts                     28,078     12.30%     22,874      10.95%     24,456     11.22%     20,314     9.91%
Demand accounts                  22,419      9.82%     17,311       8.29%     20,236      9.28%     14,861     7.25%
Escrow accounts                     623      0.27%        650       0.31%      1,569      0.72%      1,744     0.85%
--------------------------------------------------------------------------------------------------------------------
     Total                     $228,207    100.00%    208,806     100.00%    218,018    100.00%    205,029   100.00%
--------------------------------------------------------------------------------------------------------------------


Stockholders' Equity
--------------------

Stockholders' equity at September 30, 1998 was $18.8 million, or $12.96 per share, compared with $17.7 million or $12.31 per share at December 31, 1997 and $17.3 million or $12.10 at September 30, 1997. At September 30, 1998, the Bank's leverage capital ratio was 6.88% and its risk-based capital ratio was 11.32%. Both capital measurements were in excess of regulatory requirements.

In October 1998 the Company declared a dividend of $.07 per share payable on November 18, 1998 to shareholders of record on November 3.

                     Comparison of the Results of Operations
                     ---------------------------------------

General
-------

Net income was $421,000 or $.28 per diluted share for the third quarter of 1998, compared with $430,000 or $.29 per diluted share for the same period in 1997. A $186,000 increase in net interest income and a $211,000 increase in other operating income was offset by increases in other operating expenses of $404,000.

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


                                                       1998                               1997
                                        -------------------------------       -----------------------------
                                         Average                 Yield/        Average             Yield/
                                         Balance     Interest     Rate         Balance   Interest   Rate
                                        -------------------------------       -----------------------------
                                                               (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                        $139,695       2,779      7.96%       155,583     3,167     8.14%
  Other loans                             75,799       1,739      9.10%        56,407     1,311     9.22%
-----------------------------------------------------------------------------------------------------------
Total loans                              215,494       4,518      8.36%       211,990     4,478     8.43%
-----------------------------------------------------------------------------------------------------------
  Securities                              18,736         289      6.12%        18,775       310     6.55%
  Federal funds sold                      19,950         276      5.49%         4,632        66     5.65%
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets            254,180       5,083      7.97%       235,397     4,854     8.22%
-----------------------------------------------------------------------------------------------------------
Non-interest earning assets               13,670           0                   13,878         0
-----------------------------------------------------------------------------------------------------------
Total assets                            $267,850       5,083                  249,275     4,854
-----------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits:
     Savings and club accounts          $ 47,375         340      2.85%        42,178       302     2.84%
     Time certificates                   103,831       1,408      5.38%       102,944     1,433     5.52%
     Money market accounts                22,482         237      4.18%        23,479       219     3.70%
     Now and escrow accounts              29,017         150      2.05%        24,110       127     2.09%
-----------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits        202,705       2,135      4.18%       192,711     2,081     4.28%
-----------------------------------------------------------------------------------------------------------
  Borrowings                              17,896         290      6.43%        18,531       301     6.44%
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       220,601       2,425      4.36%       211,242     2,382     4.47%
Non-interest-bearing deposits             25,491           0                   18,195         0
Non-interest-bearing liabilities           3,055           0                    2,420         0
-----------------------------------------------------------------------------------------------------------
Total liabilities                        249,147       2,425                  231,857     2,382
Stockholders' equity                      18,703           0                   17,418         0
-----------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                  $267,850       2,425                  249,275     2,382
-----------------------------------------------------------------------------------------------------------
Net interest income/
  interest rate spread                                 2,658      3.61%                   2,472     3.75%
-----------------------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning
  assets                                $ 33,579                  4.18%        24,155               4.20%
-----------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets
  to interest-bearing liabilities                                 1.15                              1.11
-----------------------------------------------------------------------------------------------------------

Net interest income was $2.7 million for the three months ended September 30, 1998 compared with $2.5 million for the same period in 1997. The increase is attributable to a $18.8 million increase in average earning assets.

Average loans outstanding in the third quarter were $215.5 million, compared with $212.0 million in the year ago quarter. All of this growth was in the Bank's consumer and commercial loan portfolios, which increased a combined $18.5 million to offset a $14.9 million decline in the Bank's residential mortgage portfolio due primarily to refinancings.

The Company's earning-asset yield was 7.97% in the third quarter of 1998, compared with 8.22% in the year ago quarter. The lower yield is the result of generally lower interest rates and a proportionately larger amount of total earning assets invested in federal funds sold, due mainly to the increased residential refinance activity in the first nine months of 1998.

The average cost of interest-bearing liabilities decreased 11 basis points due mainly to a change in the mix of interest bearing deposits, and to a lower cost of time certificates. Savings and NOW accounts, which are the Company's lowest costing source of interest-bearing funds, grew to 37.7% of average interest bearing deposits in the third quarter of 1998, from 31.4% in the year ago quarter. The cost of time certificates decreased 14 basis points because of generally lower interest rates and continued customer preference for short-term maturities.

The net interest margin, which is equal to net interest income divided by average interest-earning assets, was 4.18% for the third quarter of 1998, down from 4.20% in the year ago quarter.

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

The Company's cumulative one-year ratio of rate sensitive assets to rate sensitive liabilities (one-year gap) was 1.04 at September 30, 1998.

Other Operating Income
----------------------

Total other operating income was $676,000 in the third quarter of 1998, an increase of $211,000 or 45.4% from the third quarter of 1997. Gains on loan sales increased $114,000 or due to an increase in sales of fixed rate residential mortgages. Service charges and other operating income increased $97,000 or 21.2% due mainly to fee income generated by the growth in the Company's checking and savings accounts.

Other Operating Expenses
------------------------

Total other operating expenses were $2.5 million for the quarter ended September 30, 1998, compared with $2.1 million for the same period in 1997. Operating expenses were virtually unchanged compared with the second quarter of 1998.

Salaries and benefits expense increased by $209,000 due primarily to the staffing of a new branch opened in the North Medical Plaza in Liverpool in September 1997, higher benefits expense due to greater employee participation in the Company's benefit plans and normal salary increases.

Building, occupancy and equipment increased $49,000 or 15.3 percent due to the cost of operating the new branch, and to depreciation on computer equipment purchased in early 1998.

Data processing expense increased $128,000 or 104% due primarily to Year 2000 remediation costs and other related technology improvements.

Management has made expense control a high priority, and to that end, plans to begin a Company wide operational review in the fourth quarter in an effort to streamline operations and reduce operating expenses. The potential cost savings of such a review are not known at this time.



PART II.  OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings
         -------  Not applicable

         Item 2.  Changes in Securities and Use of Proceeds
         -------  Not applicable

         Item 3.  Defaults Upon Senior Securities
         -------  Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders ------- Not applicable

         Item 5.  Other Information
         ------- On October 13, 1998, the Company declared a cash dividend of $.07 per share, payable on November 18, 1998 to shareholders of record on November 3.

         Item 6.  Exhibits and Reports on Form 8-K
         ------   a. Exhibits

                      No.      Exhibit
                      ---      -------

                      27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SKANEATELES BANCORP, INC.
                            -------------------------
                                  (Registrant)





By:  /s/ John P. Driscoll                             Date: November 13, 1998
     ------------------------------                         -----------------
        John P. Driscoll
        Chairman, President and Chief
        Executive Officer


By:  /s/ J. Daniel Mohr                               Date: November 13, 1998
     ------------------------------                         -----------------
        J. Daniel Mohr
        Chief Financial Officer
        and Treasurer