Form 10-K
period 1998-12-31
SKANEATELES BANCORP INC
filed 1999-03-26
CIK 829282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                  FORM 10-K

                           For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-18513

                            SKANEATELES BANCORP, INC.
                            --------------------------
             (Exact name of Registrant as specified in its charter)

                         Delaware                              16-1368745
                         --------                              ----------
            (State or other jurisdiction                    (I.R.S. Employer
            of incorporation or organization)               Identification No.)

               33 E. Genesee St. Skaneateles, New York, 13152-0460
               ---------------------------------------------------
                (Address of principal executive office-Zip Code)

       Registrant's telephone number, including area code: (315) 685-2265

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $0.01
                          -----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $33,018,000.

As of March 10, 1999, 1,452,372 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Document                        Part of 10-K into which incorporated
          --------                        ------------------------------------
             None

                                TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 1998
                            SKANEATELES BANCORP, INC.

                                                                                               Page
                                                                                               ----

PART I.
        Item 1.       Business ...............................................................    1

        Item 2.       Properties .............................................................   53

        Item 3.       Legal Proceedings ......................................................   54

        Item 4.       Submission of Matters to a vote of Security Holders ....................   54


PART II.

        Item 5.       Market For the Registrant's Common Stock and Related Stockholder Matters   54

        Item 6.       Selected Financial Data ................................................   55

        Item 7.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations .......................................   55
       Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.........   55
       Item 8.        Financial Statements And Supplementary Data ............................   55

        Item 9.       Changes in and Disagreements With Accountants on Accounting
                             and Financial Disclosure ........................................   55

PART III.

        Item 10.      Directors and Executive Officers of the Registrant .....................   55

        Item 11.      Executive Compensation ..................................................  57

        Item 12.      Security Ownership of Certain Beneficial Owners and Management ..........  62

        Item 13.      Certain Relationships and Related Transactions ..........................  64


PART IV.

       Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K .........  65


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

       The Bank operated as a single office savings bank in Skaneateles, New York until 1967, when it opened its first branch office in Camillus, a suburb of Syracuse. During 1988, the Bank opened an office in downtown Syracuse. Since 1994, the Bank has acquired or opened six branch offices in and around Syracuse and Oswego, New York. Three of these branches are in-store facilities in newly constructed or renovated supermarkets. The in-store branches provide all of the same products and services as the Banks' traditional branches, with the exception of safe deposit boxes.

       In September 1998, the Bank formed Skaneateles Preferred Capital Corporation ("SPCC"), a wholly-owned, real estate investment trust subsidiary. SPCC was formed for the purpose of purchasing real estate secured loans originated by the Bank from time to time.

       The Company was incorporated in the State of Delaware as Center Banks Incorporated on January 7, 1988. On April 15, 1997, the stockholders approved the Board of Director's proposal to change the Company's name to Skaneateles Bancorp, Inc. The name change became effective April 16, 1997 at which time the Company's stock began trading under the symbol "SKAN" on the NASDAQ National Market System.

        On January 25, 1999, the Company entered into a definitive Agreement and Plan of Merger with BSB Bancorp, Inc. ("BSB"), which provides for the acquisition of the Company by BSB in a tax-free, stock-for-stock exchange to be accounted for as a pooling of interests. In the transaction, Skaneateles stockholders will receive 0.970 shares of BSB stock for each share of Skaneateles stock. Based on BSB's closing price on January 22, 1999 (the last trading day before the Agreement and Plan of Merger was signed), Skaneateles stockholders will receive $27.89 per share in BSB stock, for a total transaction value of approximately $41 million.

         The definitive Agreement and Plan of Merger, which has been approved by both BSB's and the Company's boards of directors, is subject to approval by the Company's stockholders as well as by regulatory authorities. The transaction is expected to close in the Summer of 1999. In connection with the Agreement and Plan of Merger, Skaneateles Bancorp also granted BSB an option to purchase 290,142 newly issued shares (19.9% of the Company's outstanding stock). Also in connection with the Agreement and Plan of Merger, certain stockholders of the Company, including the Company's directors and executive officers, entered into a Stockholder Agreement pursuant to which each of such stockholders agreed to vote in favor of the Agreement and Plan of Merger.

        The Company's financial performance depends primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, primarily loans, investments and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The relative amounts of interest-earning assets, deposits and borrowings also impact net interest income. In addition, the Company's financial performance is affected by the establishment of provisions for loan losses and the level of its other income, including fees on loans sold, deposit service charges, the results of foreclosed real estate activities, gains or losses from the sale of loans as well as its other operating expenses and income tax provisions. The Company's financial performance has historically been affected by local economic and competitive conditions, primarily in the market area of metropolitan Syracuse, New York. Changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities all have an impact on the performance of the Bank and the Company.

       This Annual Report, including certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations, may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results, other aspects of its business, and general economic conditions, may constitute forward-looking statements. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated based on such forward-looking statements: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company's ability to continue to control its provision for credit losses and non-interest expenses, increase earning assets and non-interest income, and maintain its margins; and (iii) the level of consumer demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

       Although the Company is a small business issuer, it has elected to make certain disclosures not normally required by small business issuers for the benefit of the Company's stockholders.


                               LENDING ACTIVITIES

        The lending activities of Skaneateles are affected principally by the demand for loans, competition from other financial institutions and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government (including the Federal Reserve Board) legislative tax policies and governmental budgetary matters.

        RESIDENTIAL REAL ESTATE LENDING. Most of Skaneateles' residential loan portfolio is secured by first mortgages on real estate located in the greater Syracuse area and, to a minor extent, the greater Rochester, New York area. Most residential loans are originated directly by Skaneateles. The Bank has also purchased loans for its portfolio from time to time, although no such purchases were made in 1998 or 1997.

        It is Skaneateles' policy to require borrowers to obtain title insurance naming the Bank as the insured party on certain real estate loans. Borrowers are required to obtain hazard insurance prior to closing. Borrowers typically are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Skaneateles makes disbursements for items such as real estate taxes, hazard insurance and private mortgage insurance premiums as they become due.

        The Bank originates both fixed and adjustable rate residential mortgages with a maximum maturity of 30 years and, for fixed rate loans, a monthly or bi-weekly payment option. These bi-weekly mortgages require the borrower to maintain a deposit account with the Bank from which mortgage payments are automatically deducted. Loans are granted in amounts up to 95% of appraised value; however, all loans with a loan-to-value ratio in excess of 80% are required to carry private mortgage insurance sufficient to reduce the Bank's exposure to 75% of appraised value.

        Fixed rate mortgages are predominantly underwritten in accordance with secondary market standards, and therefore can be sold at any time in response to changes in interest rates or to meet liquidity needs. Prior to January, 1998, fixed rate mortgages with terms of 15 years or less were originated for portfolio, thereafter, beginning in January, the Bank began selling all conforming fixed rate mortgages at the time of origination due to the relatively low interest rate environment and the resulting increased interest rate risk associated with long term fixed rate assets. The Bank generally retains servicing rights on sold loans.

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

        MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. Skaneateles originates loans secured by multi-family (over four residential units) and commercial properties, such as small office buildings, which are generally owner-occupied.

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

        The Bank's underwriting policies with respect to loans on income producing properties are designed to ensure that a project's cash flow will be sufficient to cover operating expenses and debt service payments. A detailed analysis of each project is undertaken by the Bank's commercial real estate loan underwriters. Loan-to-value ratios on commercial real estate loans made by Skaneateles generally do not exceed 75%. All income producing properties are appraised by an independent appraiser approved by the Board of Directors. Skaneateles requires that the borrower obtain title insurance and hazard insurance in the amount of the loan, naming Skaneateles as loss payee.

        COMMERCIAL LENDING. The Bank makes loans to small and medium-sized businesses in its primary market area of Onondaga County, eastern Cayuga County, New York and the city of Oswego, New York, offering mortgages, secured and unsecured working capital loans, term loans, leases and lines of credit. The Bank also offers revolving credit lines to local automobile, boat and recreational vehicle dealerships to finance inventory purchases through its dealer floor plan program. Rates, terms, compensatory balances, fees and charges are based upon market conditions and the risk involved for each loan. The risks involved are determined based upon a credit analysis performed on the potential borrower which emphasizes economic conditions, the availability of cash flow from operations to support the credits, and collateral.

         Commercial loans generally involve a higher degree of risk than residential mortgage loans. Unlike residential mortgage loans, which are generally made on the basis of the borrower's ability to make repayment from employment and other income, and which are secured by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the business, and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may not be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business. The Bank attempts to mitigate the risks inherent in commercial lending through its underwriting, documentation, financial analysis and monitoring of the borrower's financial performance.

        CONSUMER LENDING. New York State law permits Skaneateles to engage in various types of consumer lending. Consumer loan products include auto and boat loans, unsecured personal loans, home equity loans and home equity lines of credit. All consumer loans offered by the Bank, except home equity lines of credit, carry fixed rates of interest and terms ranging from three years to fifteen years. The Bank's home equity line of credit program offers a credit line secured by a second mortgage of up to 75% of appraised market value less other mortgages outstanding on residential properties, repricing monthly indexed to the prime rate. Student loans originated by the Bank are held in its portfolio while the student is in school, then sold to the Student Loan Marketing Association under a continuing commitment at the time the loan is to go into repayment.

       The Bank also originates consumer loans through an indirect lending program through which it receives loan applications from Bank-approved automobile, boat and recreational vehicle dealerships on behalf of their customers to finance purchases. These applications are subject to the Bank's normal consumer loan underwriting criteria.

        LOAN ORIGINATION FEES AND COSTS. Loan origination fees vary with the volume and type of loans made and with competitive conditions in the mortgage market. Loan demand, new construction activity and availability of money affect these market conditions. The Bank defers net loan fees (costs) and amortizes such net fees (costs) over the life of the loan as an adjustment of yield.

        DELINQUENCIES. When a borrower fails to make a scheduled payment on a loan, Skaneateles takes steps to have the borrower cure the delinquency. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition precludes accrual. Generally, interest income is not recognized on loans which are delinquent over 90 days, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status. If the delinquency exceeds 90 days or is not cured through Skaneateles' normal collection procedures, Skaneateles will institute measures to enforce its remedies resulting from the default, including, in the case of mortgage loans, commencing a foreclosure action. In certain cases, the Bank will also consider accepting from the mortgagor a voluntary deed to the mortgaged premises in lieu of foreclosure. Property acquired by Skaneateles as a result of foreclosure or by deed in lieu of foreclosure is classified as "Real Estate Owned."

        Other loan delinquencies are remedied in a similar fashion. The collateral is repossessed and sold with proceeds applied against the loan balance. In the case of unsecured installment and commercial business loans, Skaneateles either commences legal action to collect the balance or negotiates a "work-out" payment schedule over a period which may exceed the original term of the loan.

                                   SECURITIES

         Skaneateles has authority to purchase a wide range of securities, subject to various restrictions. See "Regulation - New York Law."

        The Bank's investment strategy is primarily to hold securities for the purpose of providing liquidity and generating income. The Bank invests primarily in U.S. Treasury Notes, high grade corporate bonds and mortgage-backed securities (primarily fixed rate and variable rate pass through certificates issued and guaranteed by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC)). Pursuant to the Bank's investment policy, all purchases for the investment portfolio must be investment grade securities that are included in one of the top four bond rating categories.

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

       Presented below are the carrying values (in thousands) of the securities portfolio as of the dates indicated.

                                                          December 31,
                                                 ------------------------------
                                                     1998       1997       1996
                                                  ----------   -------    -----
Securities Available for Sale:

  U.S. government and Federal agency obligations     $13,100     6,026     5,027
  Mortgage-backed securities:
    FNMA                                                 648       752         0
  Asset-backed securities                              1,051     1,638       982
--------------------------------------------------------------------------------
                                                     $14,799     8,416     6,009
================================================================================

Securities Held to Maturity:
U.S. government and Federal agency obligations       $ 1,019     3,007     4,992
Mortgage-backed securities:
  FNMA                                                   103       130       145
  FHLMC                                                2,087     2,998     3,674
Obligations of states and political subdivisions         806     1,470     1,782
Corporate bonds, notes and debentures                      0       100       300
--------------------------------------------------------------------------------
                                                     $ 4,015     7,705    10,893
--------------------------------------------------------------------------------

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

        Regular savings accounts currently earn interest at an annual rate of 2.50%, which accrues daily and is compounded and credited monthly. No minimum balance is required to earn interest on these accounts.

        Skaneateles offers a wide array of checking accounts, including a non-interest bearing account which has no minimum balance requirement, no monthly maintenance fee and no per check charge. The Bank also offers interest bearing checking accounts whose rates and fees vary based on the type of the account and amount on deposit.

        Skaneateles also offers non-deposit products including annuities and mutual funds through an arrangement with a third party agent. These products are not insured by the Federal Deposit Insurance Corporation ("FDIC").

                                   REGULATION

        As a bank holding company, Skaneateles Bancorp, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission (the "Commission") under the federal securities laws. Skaneateles Savings Bank is a banking corporation chartered under the laws of the State of New York, and its deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC. It is also a member of the Federal Home Loan Bank System. As such, Skaneateles is subject to the regulation, examination and supervision of the Banking Department of the State of New York (the "Department") and the FDIC. The Bank is further subject to the regulation of the Federal Reserve Board with respect to reserves required to be maintained against deposits and certain other matters. The Federal Reserve Board, the Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the institutions under their jurisdiction. Each agency conducts periodic examinations to test compliance with various regulatory requirements and generally supervises the operations of such institutions. This supervision and regulation is intended primarily for the protection of depositors. Certain of the regulatory requirements applicable to the Company and to Skaneateles are referred to below or elsewhere herein.

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

        FEDERAL RESERVE SYSTEM. Skaneateles is subject to regulation of certain matters by the Federal Reserve Board. The Federal Reserve Board requires depository institutions, including savings banks the deposits of which are insured by the FDIC, to maintain reserves in accordance with applicable regulations for the purpose of facilitating the implementation of monetary policy by the Federal Reserve System. Generally, the Federal Reserve Board establishes reserve requirements for net transaction accounts. It also has authority, subject to the satisfaction of certain conditions, to impose emergency reserve and supplemental reserve requirements. As of December 31, 1998, net transaction accounts (transaction accounts, primarily NOW and regular checking accounts, less certain permitted deductions) in the amount of $0 to $46.5 million are subject to a reserve requirement of 3% of said amount. Net transaction accounts over $46.5 million are subject to a reserve requirement of $1,395,000 plus 10% of the total in excess of $46.5 million. However, $4.9 million of otherwise reservable liabilities are subject to an exemption from reserve requirements. The amount of this exemption is subject to adjustment by the Federal Reserve Board each calendar year. The Bank was in compliance with its reserve requirements throughout 1998.

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

        NEW YORK LAW. The Bank derives its lending and investment authority primarily from the applicable provisions of the New York Banking Law and the General Regulations of the Banking Board of the State of New York. Under these laws and regulations, savings banks may invest in real estate mortgage, commercial and consumer loans, home improvement and educational loans, certain types of debt securities, including certain corporate debt securities and the federal and state government and agency obligations, certain types of corporate equity securities and certain other assets.

        Savings banks have the power to make commercial, corporate and business loans, to make secured and unsecured installment loans for personal, family and household purposes, and to exercise trust powers upon approval of the Banking Board. These lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                            December 31,
                                                1998            1997             1996            1995            1994
----------------------------------------------------------------------------------------------------------------------
                                                                            (In Thousands)
Balance Sheet Data:
Total assets                               $ 276,148         256,101          242,182         210,647         201,841
Net loans                                    212,578         212,462          204,830         168,967         163,921
Securities                                    18,814          16,121           16,902          21,457          21,871
Federal funds sold                            24,300           6,700            3,800           3,400           1,200
Deposits, including escrow                   237,333         218,018          205,029         179,119         170,696
Borrowings                                    15,979          18,057           18,181          14,386          13,984
Stockholders' equity                          19,101          17,671           16,230          14,939          13,791
----------------------------------------------------------------------------------------------------------------------

                                                               Years ended December 31,
                                                1998            1997             1996            1995            1994
----------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands, Except Per Share Data)
Operations Data:

Total interest income                    $    20,055          18,965           17,162          15,871          12,940
Total interest expense
                                               9,519           9,435            9,111           8,608           6,349
----------------------------------------------------------------------------------------------------------------------
Net interest income                           10,536           9,530            8,051           7,263           6,591

Provision for loan losses                        675             500              175             235             360
Other operating income                         2,338           1,849            1,116             587             509
Other operating expenses                       9,676           8,308            7,418           6,211           5,580
----------------------------------------------------------------------------------------------------------------------
Net income                               $     1,649           1,662            1,481           1,052             983
----------------------------------------------------------------------------------------------------------------------

Share data:
Net income - basic                        $     1.14            1.16             1.05             .76             .71
Net income - diluted                            1.11            1.13             1.03             .74             .70
Dividends declared                               .28             .27              .19             .13             .08
Book value                                     13.17           12.31            11.41           10.70            9.93
Shares outstanding                         1,450,712       1,435,992        1,422,138       1,396,379       1,388,616
----------------------------------------------------------------------------------------------------------------------

Selected other data:

Tier I Capital (to average assets)             6.78%           6.91%            6.46%           7.00%           7.16%
Total Capital (to risk weighted assets)       11.30%          11.31%           11.23%          12.68%          12.17%
Nonperforming assets to total assets           1.48%           1.90%            1.61%           1.20%           2.10%
Net loans charged off to average loans         0.17%           0.03%            0.62%           0.36%           0.17%
Loan loss allowance to nonperforming             90%             65%              67%            125%             94%
loans
Earning asset yield                            8.05%           8.17%            8.01%           8.07%           7.31%
Cost of interest bearing liabilities           4.32%           4.51%            4.63%           4.71%           3.90%
Interest rate spread                           3.73%           3.66%            3.38%           3.36%           3.41%
Net interest margin                            4.23%           4.11%            3.76%           3.69%           3.72%
Full service banking offices                       9               9                8               7               5
----------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

GENERAL
        Skaneateles Bancorp, Inc. (the "Company") is a bank holding company, with Skaneateles Savings Bank ("Skaneateles" or the "Bank") being its sole subsidiary. The financial condition and operating results of the Company are largely dependent on the Bank, its primary investment.

        Total assets of the Company were $276.1 million at December 31, 1998, compared with $256.1 million at December 31, 1997, an increase of $20 million, or 7.8%. Net loans were virtually unchanged, while federal funds sold increased $17.6 million and securities increased $2.7 million in 1998.

        The pending acquisition of the Company by BSB Bancorp, Inc., scheduled to close in the Summer of 1999, is expected to negatively impact the Company's earnings in the first and second quarters in 1999 as merger related expenses are incurred.

LOANS
        Net loans were $212.6 million at December 31, 1998, an increase of $116,000, or .1% from December 31, 1997. The Company experienced strong growth in its consumer and commercial loan portfolios in 1998, while the residential mortgage portfolio decreased by $18.7 million due to an increased level of loan sales, coupled with a historically high level of refinancings and prepayments. Consumer and commercial loans grew a combined $18.9 million.

        Loan originations for 1998 totaled $72.3 million, an increase of 44.6% from 1997's originations of $50 million. Residential mortgage originations were $18.8 million in 1998, an increase of 94.5% from 1997's originations. Residential mortgages represented 26% of 1998's total loan originations, up from 19.3% in 1997. Much of the growth was fueled by a surge in refinancings due to the historically low level of interest rates in 1998.

        Approximately $17.5 million or 93% of the residential loans originated in 1998 were for fixed rates of interest, compared with $7.9 million and 81.4%, respectively, in 1997. Fixed rate mortgages with terms of 15 years or less were originated for portfolio prior to January 1998. Beginning in January 1998, the Bank began selling all conforming fixed rate mortgages at the time of origination due to the relatively low interest rate environment and the resulting increased interest rate risk associated with long term fixed rate assets. As a result, sales of residential mortgages increased to $13.5 million in 1998, compared with $4 million in 1997. The Bank generally retains servicing rights on sold loans.

        Absent a marked increase in interest rates, it is likely that consumer demand will continue to be overwhelmingly in favor of fixed rate loans for the foreseeable future, thereby continuing to impede the Company's ability to grow its residential portfolio.

        Consumer loan originations were $27.5 million, or 38% of total loan originations in 1998, compared with $20.8 million, or 41.6% in 1997. The Bank has seen a substantial increase in deposit customers through its Checking Account Marketing Program ("CHAMP"), which has directly correlated with the strong consumer loan growth in 1998.

        Also contributing to the 38% increase in consumer loan originations is the Bank's indirect lending program. Through the indirect program, the Bank receives consumer loan applications from Bank-approved automobile, boat and recreational vehicle dealerships on behalf of their customers to finance purchases from the dealers. These applications are subject to the Bank's normal consumer loan underwriting criteria. Indirect consumer loans accounted for approximately 50% of the Bank's total consumer loan originations in 1998, compared with 33.5% in 1997.

        Commercial loan and commercial mortgage originations were $26 million, or 36% of total loan originations in 1998, up from $19.6 million or 39.1% in 1997. The increase resulted largely from greater penetration in the Bank's local market area due to an active calling program.

       LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Skaneateles' loan portfolio by loan type as of the dates indicated.

                                                                 At December 31,
                             ---------------------------------------------------------------------------------------------
                                   1998                1997                1996                1995             1994
                          -------------------   ----------------    ----------------   -----------------  ----------------
                            Amount        %     Amount         %     Amount     %       Amount      %      Amount      %
                          --------      -----   ------     -----    -------   -----    -------    -----   -------    -----
                                                             (Dollars in Thousands)
Loans secured by first
mortgages
  on real estate:
   Residential            $100,685     46.89%   119,350    55.63%   129,651   62.74%   116,320    67.80%   110,404   66.10%
   Commercial               34,676     16.15%    33,962    15.83%    31,728   15.35%    27,357    15.94%    28,175   16.87%
Other loans:
   Commercial               27,788     12.94%    22,995    10.72%    18,861    9.13%    10,631     6.20%    13,274    7.95%
   Home equity and
      improvement           20,658      9.62%    20,624     9.61%    17,599    8.52%    14,578     8.50%    13,219    7.92%
   Guaranteed student          910      0.42%     1,059     0.49%       882    0.43%       858     0.50%       789    0.47%
   Other consumer           30,028     13.98%    16,565     7.72%     7,924    3.83%     1,821     1.06%     1,148    0.69%
----------------------------------------------------------------------------------------------------------------------------
          Total           $214,745    100.00%   214,555   100.00%   206,645  100.00%   171,565   100.00%   167,009  100.00%
=============================================================================================================================




        The following table sets forth the contractual maturity of the commercial loan portfolio and real estate construction loans at December 31, 1998.

                                                       Within             One to            After
                                                     one year           five years       five years         Total
--------------------------------------------------------------------------------------------------------------------
                                                                          (in Thousands)

Commercial loans - adjustable rate                  $   7,670              6,763            2,552            16,985
Commercial loans - fixed rate
                                                          973              8,885              945            10,803
Real estate construction loans - adjustable rate
                                                        1,892                  0                0             1,892
--------------------------------------------------------------------------------------------------------------------
     Total                                         $   10,535             15,648            3,497            29,680
====================================================================================================================

DEPOSITS
        Total deposits, including escrow, were $237.3 million at December 31, 1998, an increase of $19.3 million or 8.9% from the end of 1997. However, the Bank experienced an increase of $6.1 million in December 1998 alone, much of which were short-term increases in personal and commercial demand accounts that were withdrawn in January 1999, resulting in a rate of growth for 1998 somewhat lower than indicated.

        The Bank's strategy for deposit growth is focused on savings and checking accounts, which carry lower rates of interest than time accounts and tend to be less sensitive to changes in interest rates. The Bank offers seven checking account products, each targeted to specific demographic groups and supported by an active direct mail marketing campaign (CHAMP). Total checking account balances (NOW and demand) increased $14.6 million, or 31.5% in 1998, following a $9.5 million or 27.1% increase in 1997. The Bank opened more than 8,300 new checking accounts in 1998 as a result of the CHAMP program.

       Savings account balances increased $7.9 million or 18.7% in 1998, compared with an increase of $3.8 million or 9.7% in 1997. The gains resulted primarily from cross-sales to new checking account customers.

        Time certificates of deposit totaled $100.1 million at December 31, 1998, compared with $105.1 million at the end of 1997. The Bank generally kept its rates on time certificates in the mid range of rates offered in its market area during 1998, which, as expected, resulted in a decrease in these accounts. The Bank expects to continue this practice in 1999. Premium rates may be offered from time to time for specific branch promotions or in the event loan demand so justifies.


        The following table sets forth deposits by type of account as of the dates indicated:

                                                                     December 31,
                                        ---------------------------------------------------------------------------
                                                1998                     1997                       1996
                                        ----------------------   ----------------------   -------------------------
                                                   Percent of                Percent of                Percent of
                                                       total                    total                    total
                                          Amount     deposits        Amount    deposits       Amount    deposits
                                        ---------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Savings and club accounts                $  50,399     21.23%         42,451    19.47%         38,690       18.86%
Time certificates                          100,072     42.16%        105,072    48.19%        107,429       52.40%
Money market accounts                       26,050     10.98%         24,234    11.12%         21,991       10.73%
NOW and escrow accounts                     33,457     14.10%         26,025    11.94%         22,058       10.76%
Demand accounts                             27,355     11.53%         20,236     9.28%         14,861        7.25%
---------------------------------------------------------------------------------------------------------------------
          Total                          $ 237,333    100.00%        218,018   100.00%        205,029      100.00%
=====================================================================================================================


        The Bank offers preferred rates on certificates of deposit of $100,000 or more. These rates are determined daily based upon the factors noted above. The Bank does not rely heavily on these deposits. At December 31, 1998, 1997 and 1996, the aggregate amounts of certificates of deposit in denominations of $100,000 or more were approximately $15,224,000, $13,427,000 and $13,065,000, respectively.

         The following table presents the amounts of certificates of deposit in denominations of $100,000 or more at December 31, 1998 which mature during the periods indicated (in thousands):

Maturity                                                Amount
--------                                                ------
3 months or less                                        $ 4,536
3 to 6 months                                             3,773
6 to 12 months                                            1,846
Over 12 months                                            5,069
----------------------------------------------------------------
Total                                                 $  15,224
----------------------------------------------------------------

        The following table sets forth the average amount of and the average rate paid on each category of interest-bearing deposits:

                                                                  Year ended December 31,
                                                   1998                     1997                     1996
                                          ------------------------ -----------------------  -----------------------
                                            Average     Average      Average     Average      Average    Average
                                            Balance       Rate       Balance      Rate        Balance      Rate
                                          ------------------------ -----------------------  -----------------------
                                                                        (Dollars in Thousands)

  Savings and club accounts                  $  45,955      2.80%        41,004     2.85%        36,576      2.84%

  Time certificates                            103,562      5.43%       104,447     5.53%       104,023      5.68%

  Money market accounts                         25,189      3.64%        22,551     3.64%        21,919      3.33%

  NOW and escrow accounts                       27,760      2.05%        22,911     2.10%        18,007      2.18%


                                  ASSET QUALITY

        Nonperforming assets are comprised of nonaccrual loans and other real estate owned (REO). Management's policy is to place a loan on nonaccrual status with respect to interest income recognition when collection of the interest is doubtful. Generally, this occurs when principal or interest payments are ninety days or more past due, although interest accruals may continue for certain loans that are adequately secured. The classification of a loan as nonaccruing does not necessarily indicate that the principal and interest ultimately will be uncollectable. The Bank's historical experience suggests that a portion of assets so classified will eventually be recovered. All nonperforming loans are in various stages of workout, settlement or foreclosure.

        Nonperforming assets totaled $4.1 million or 1.5% of total assets at December 31, 1998, compared with $4.9 million or 1.9% of total assets at December 31, 1997. Included in nonperforming assets at December 31, 1998 were nonaccrual loans of $3.2 million or 1.5% of gross loans, compared with $3.9 million or 1.8% of gross loans at December 31, 1997.

        The allowance for loan losses was $2.9 million at December 31, 1998 compared with $2.6 million at December 31, 1997. The ratio of the allowance to nonperforming loans was 90% at December 31, 1998, compared with 65% at the end of 1997. Loan loss provisions totaled $675,000 in 1998, compared with $500,000 in 1997. The loan loss provision was increased to reflect the higher credit risk inherent in consumer and commercial lending. Charge-offs net of recoveries amounted to $373,000 in 1998, compared with $54,000 in 1997, when the Bank recovered $311,000 on a loan charged off in 1996.

       Skaneateles uses the allowance method of accounting for loan losses. Under this method, provisions for loan losses are charged to operations and actual loan losses (recoveries) are charged (credited) to the allowance. The allowance for loan losses represents amounts provided to absorb probable future loan losses in the existing loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly, and is determined primarily by management's informed judgment concerning the amount of risk inherent in the portfolio. Management's judgment is based upon a number of factors, including historical loan loss experience, the present and prospective financial condition of borrowers, estimated value of underlying collateral, industry and geographic concentrations, and current and prospective economic conditions.

        The Bank utilizes a risk rating system in its credit quality evaluation process. This system involves an ongoing review of business loans and commercial real estate loans that culminates in loans being assigned a risk rating based upon various credit criteria. If the review indicates a sufficient level of risk, an allowance is established proportionate to the perceived risk for each loan. Loans not having an individually established allowance are aggregated by the type of loan and an allowance is estimated based upon aging statistics, past experience and economic factors.

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

        As with any financial institution, poor economic conditions, high interest rates, high unemployment and other matters outside of the Bank's control may lead to increased losses in the loan portfolio. Management has various controls in place which it designed in an effort to limit losses, such as: (i) a comprehensive "watch list" of possible loan problems; (ii) a fully documented policy concerning loan administration (loan file documentation, disclosures, approvals, etc.); and (iii) an independent loan review function to audit for adherence to established Bank controls and to review the quality and anticipated collectibility of the portfolio. Loan review reports are presented monthly to the Executive Committee of the Board of Directors, which in turn, reports to the full Board of Directors. Charge-offs are authorized by the Board of Directors based on management's recommendations after applying the credit review process described above.

        Management believes the allowance for loan losses as of December 31, 1998 was adequate based upon the quality of the loan portfolio at that date. Future additions to the allowance will be based, among other factors, on changes in economic conditions and financial stress of the Company's borrowers.

         The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, restructured loans, and real estate owned as of the dates indicated.

                                                                          December 31,
                                              -----------------------------------------------------------------------
                                                 1998            1997           1996            1995          1994
                                              -----------    ------------   ------------    -----------    ----------
                                                                      (Dollars in Thousands)
Nonaccruing loans
     Residential real estate mortgages          $  1,112           1,091          1,359            271           317
     Commercial (1)                                1,763           2,573          1,626          1,757         2,894
     Consumer                                        305             253            186            110            40
---------------------------------------------------------------------------------------------------------------------
Total                                              3,180           3,917          3,171          2,138         3,251
=====================================================================================================================

Other loans past due 90 days or more and still
  accruing:
     Consumer (2)                                      0               0             29              1             0

     Commercial (1)                                    0               0            370              0           447
---------------------------------------------------------------------------------------------------------------------
Total                                                  0               0            399              1           447
=====================================================================================================================

Restructured loans, not included above                 0               0              0          1,125           932
=====================================================================================================================

Real estate owned                                    900             951            717            397           984
=====================================================================================================================

Total assets containing specific risk
elements                                           4,080           4,868          4,287          3,661         5,614
=====================================================================================================================

Ratio of total loans past due
90 days or more to gross loans                      1.48%           1.83%          1.73%          1.25%         2.21%
=====================================================================================================================

Ratio of assets containing specific
risk elements to total assets                       1.48%           1.90%          1.77%          1.74%         2.78%
=====================================================================================================================

(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student Loans.


        The following table sets forth the amounts of interest income not recognized on nonaccruing loans during each period (not including the effect of loans charged off during the period).

                                                                     Year ended December 31,
                                              ----------------------------------------------------------------------
                                                 1998           1997          1996           1995           1994
                                              -----------    -----------   -----------    -----------    -----------
                                                                           (in Thousands)
Income that would have been accrued
at original contract rates                     $   298            274           283            155            172

        Potential problem loans at December 31, 1998 amounted to $1.2 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems that may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

       Impaired loans, which included troubled debt restructured loans, were $1.5 million and $2.1 million at December 31, 1998 and 1997, respectively. Included in these amounts are $554,000 and $1.9 million of impaired loans for which the related allowance for loan losses is $205,000 and $219,000, respectively. The average recorded investment in impaired loans during 1998, 1997 and 1996 was approximately $2.1 million, $1.5 million, and $2.9 million, respectively. The amount of interest income recognized on impaired loans in 1998, 1997 and 1996 was approximately $91,000, $84,000, and $166,000, respectively. The Bank is not committed to lend additional funds to these borrowers.

        The Company recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgment and other factors.


        The following table sets forth the activity in the allowance for loan losses for the periods indicated.

                                                                    Year ended December 31,
                                            --------------------------------------------------------------------

                                               1998          1997          1996           1995          1994
                                            -----------    ---------    -----------    -----------    ----------
                                                                      (Dollars in Thousands)
Beginning Balance                            $  2,560        2,114          2,667          3,040         2,938

Provision                                         675          500            175            235           360

CHARGE-OFFS
   Residential mortgages                          (92)         (92)           (74)             0           (18)
   Commercial mortgages                           (95)        (237)          (168)          (569)            0
   Commercial                                    (126)        (137)          (999)          (153)         (331)
   Credit card                                     (4)          (1)             0              0             0
   Other consumer                                (150)        (106)           (60)           (10)          (17)
----------------------------------------------------------------------------------------------------------------
                                                 (467)        (573)        (1,301)          (732)         (366)
----------------------------------------------------------------------------------------------------------------
RECOVERIES
   Residential mortgages                            0            2              0              0             0
   Commercial mortgages                            34            5              0              0             0
   Commercial                                      39          496            118            118            96
   Other consumer                                  21           16              8              6            12
----------------------------------------------------------------------------------------------------------------
                                                   94          519            126            124           108
----------------------------------------------------------------------------------------------------------------
Net Charge-offs                                  (373)         (54)        (1,175)           (608)        (258)
----------------------------------------------------------------------------------------------------------------
Allowance of acquired bank                          0            0            447               0            0
----------------------------------------------------------------------------------------------------------------
Ending Balance                              $   2,862        2,560          2,114           2,667        3,040
================================================================================================================

Ratio of net charge-offs during the year
  to average loans outstanding during the        0.17%        0.03%          0.62%          0.36%         0.17%
year
==================================================================================================================

       The following table sets forth the allocation of the allowance for loan losses as of the dates indicated.

                                                                        December 31,
                                              --------------------------------------------------------------------
                                                 1998          1997           1996          1995          1994
                                              -----------   -----------    -----------   -----------   -----------
                                                                         (In Thousands)
Consumer                                      $      661           428            178            80            59

Commercial (1)                                     1,932         2,039          1,822         2,517         2,926

Residential                                          269            93            114            70            55

------------------------------------------------------------------------------------------------------------------
                                               $   2,862         2,560          2,114         2,667         3,040
------------------------------------------------------------------------------------------------------------------

 (1) Includes commercial real estate loans.

                           ASSET/LIABILITY MANAGEMENT

        The goal of asset/liability management is to reduce the volatility of net interest income during periods of changing market interest rates (interest rate risk). The Company uses three methods to measure its interest rate risk:
(i) gap; (ii) income simulation; and (iii) market value of equity analysis. Gap analysis measures the difference between assets and liabilities which reprice and/or mature within a given time frame, typically the cumulative one-year horizon. An asset-sensitive gap position could lead to an increase in net interest income in a rising rate environment, and a decrease in net interest income in a falling rate environment, as assets reprice or mature quicker than liabilities. Conversely, a liability-sensitive gap position could lead to a decrease in net interest income in a rising rate environment and an increase in net interest income in a falling rate environment. Income simulation measures the potential impact on net interest income of hypothetical changes in interest rates. Market value of equity analysis measures the potential impact on stockholders' equity of hypothetical changes in interest rates.

        In February 1996, the Bank purchased an interest rate floor with a notional amount of $18 million, to hedge a portion of its prime-based loan portfolio. Under the agreement, which expired in February 1999, the Bank received payments on a quarterly basis when the prime rate dropped below 8.25% (the "strike rate"), in the amount by which the prime rate fell below the strike rate multiplied by the notional amount of the floor. The fee paid for the floor was included in other assets and was amortized to interest income using the interest method over the life of the floor. The Bank did not replace this instrument upon its expiration.

        The Company's cumulative one-year ratio of rate sensitive assets to rate sensitive liabilities (one-year gap) was 1.15 at December 31, 1998.

        The following table sets forth the amortization, maturity and repricing schedule of the Company's interest earning assets and interest bearing liabilities for all future time periods as of December 31, 1998.


                                      0 to           Over 3        Over 1         Over 5         Over
                                    3 Months      to 12 Months    to 5 Years    to 10 Years    10 Years      Total
---------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold                 $ 24,300                0            0              0             0      24,300
  Securities                            2,239            6,877        7,901          1,432           346      18,795
  Federal Home Loan Bank stock          1,561                0            0              0             0       1,561
  Mortgage loans                       18,893           57,155       42,864         14,307         2,142     135,361
  Consumer loans                       10,965            8,766       29,167          2,698             0      51,596
  Commercial loans                     17,255            2,331        8,128              0            74      27,788
---------------------------------------------------------------------------------------------------------------------
Total                                  75,213           75,129       88,060         18,437         2,562     259,401
---------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits:
     Savings and club accounts          5,040           15,120       20,155         10,084             0      50,399
     Time certificates                 25,953           40,727       32,077          1,315             0     100,072
     Money market accounts             26,050                0            0              0             0      26,050
     NOW and escrow accounts            1,599            5,595       22,021          4,242             0      33,457
  Borrowings                            7,773            3,000        4,265            665           276      15,979
-----------------------------------------------------------------------------------------------          ------------
                                                                                               ----------
Total                                  66,415           64,442       78,518         16,306           276     225,957
---------------------------------------------------------------------------------------------------------------------
Gap                                  $  8,798           10,687        9,542          2,131         2,286      33,444
=====================================================================================================================
Cumulative gap                       $  8,798           19,485       29,027         31,158        33,444
=====================================================================================================================
Cumulative gap as a
     Percentage of
     Interest-earning
     Assets                             3.39%            7.51%       11.19%         12.01%        12.89%
=====================================================================================================================


                              STOCKHOLDER'S EQUITY

        Stockholders' equity totaled $19.1 million at December 31, 1998, compared with $17.7 million at December 31, 1997. The change is the result of:
(i) net income of $1.6 million; (ii) proceeds of $179,000 from issuance of stock under stock plans; (iii) cash dividends of $404,000; and (iv) a $6,000 increase in the fair value of securities, net of taxes.

        The Company's and Bank's leverage capital ratio was 6.78% at December 31, 1998 compared with 6.91% at December 31, 1997. Total capital to risk-adjusted assets was 11.30% and 11.31%, respectively, at December 31, 1998 and 1997. Both capital measurements exceed the regulatory requirements of 5% and 10%, respectively, to be classified as a well-capitalized institution.

                         LIQUIDITY AND CAPITAL RESOURCES

        The purpose of liquidity management is to assure sufficient cash flow to meet all of the Company's financial requirements and to be able to capitalize on opportunities for increasing income. Liquidity is mainly provided by cash, securities available for sale, principal and interest collections on loans and mortgage-backed securities, deposits and borrowing facilities from correspondent banks. The Bank has overnight line of credit facilities with the Federal Home Loan Bank of New York ("FHLB") totaling $25.6 million which can be used to meet the Bank's daily cash needs. In addition, the Bank can borrow additional amounts on a term basis from the FHLB.

        The Bank occasionally borrows funds to invest in assets to manage its asset/liability position and its net interest income. Additionally, the Bank also borrowed $2.0 million from the Federal Home Loan Bank of New York (FHLB) in 1987 at 10.51% for 15 years to fund the purchase of the downtown Syracuse banking center.

        The following table sets forth the borrowings of Skaneateles as of the dates indicated.

                                                                                    December 31,
                                                                 ---------------------------------------------------
                                                                     1998              1997               1996
                                                                 -------------     --------------     --------------
                                                                               (Dollars in Thousands)
Securities sold under repurchase agreements                         $   1,773              2,204              2,516
Line of credit advances from the FHLB of New York                       6,000                  0                  0
Advances from the FHLB of New York                                      7,465             14,486             14,000
Municipal securities sold with put options                                741              1,367              1,665
--------------------------------------------------------------------------------------------------------------------
                                                                     $ 15,979             18,057             18,181
=====================================================================================================================
Weighted average interest cost of
  borrowings during the year                                            6.25%               6.47%              6.48%
=====================================================================================================================

        The Bank's liquidity position is monitored daily, and the Asset/Liability Committee of the Board of Directors is responsible for setting general guidelines to ensure maintenance of prudent levels of liquidity. At December 31, 1998, the Bank's approved commitments to extend credit amounted to $27.1 million. Further information on commitments is in note 10 of Notes to Consolidated Financial Statements. The Company's liquidity is considered adequate to meet all of its cash flow requirements.


                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

GENERAL
        The Company's and Bank's earnings are largely dependent upon net interest income, and are also affected by its provision for loan losses, other operating income and expenses, and taxes. All earnings per share information is calculated assuming dilution pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share.

        Net income was $1.65 million or $1.11 per diluted share in 1998, compared with $1.66 million or $1.13 per diluted share in 1997. A $1 million increase in net interest income and a $489,000 increase in other operating income was offset by a $175,000 increase in loan loss provisions and a $1.4 million increase in other expenses.

NET INTEREST INCOME
        Net interest income is affected by the difference between the yield earned on interest earning assets and the rates paid on deposits and borrowings. The relative amounts of interest earning assets, deposits, and borrowings also impact net interest income levels.

        Net interest income was $10.5 million in 1998, an increase of $1 million, or 10.6% from 1997. Interest income increased $1.1 million or 5.7% in 1998 due to a $17 million increase in average interest earning assets which was partially offset by a 12 basis point decrease in the yield on those assets. Total average loans increased $4.5 million or 2.1% while federal funds sold increased $12.4 million or 352%.

        The rate of growth in interest income and net interest income, although healthy, slowed compared with 1997 due to a sharp decline in the growth rate of average loans. Average loans increased 2.1% in 1998, compared with 11.4% in 1997. The impact of the slowdown in loan growth was partially mitigated by a significant change in the mix of the loan portfolio. The average balance of higher yielding consumer and commercial loans increased $18.6 million or 35.3% in 1998, while mortgages decreased $14.1 million or 9%. This trend is expected to continue into 1999 if interest rates do not rise appreciably in the near future.

        The yield on loans was 8.41% in 1998, compared with 8.36% in 1997. The increase was due mainly to the increase in the average balance of other loans (consumer and commercial), which yielded 9.25% in 1998, compared with 9.22% in 1997.

        Interest expense increased $84,000 or .9% in 1998. An $11.1 million increase in average interest-bearing liabilities was substantially offset by a 19 basis point decrease in the cost of these funds. The Bank's deposit mix continued to change in 1998 due to its strategy of emphasizing and promoting savings and checking accounts. Average interest-bearing transaction accounts (savings and NOW accounts) as a percentage of total interest-bearing deposits (including escrow) were 36.4% in 1998, compared with 33.5% in 1997. The average cost of interest-bearing transaction accounts was 2.52% in 1998, while the average cost of time deposits was 5.43%. This compares with 2.58% and 5.53%, respectively, in 1997. The overall cost of funds, including non interest-bearing demand accounts, was 3.93% in 1998, down from 4.17% in 1997.

        Interest rates were, on average, lower in 1998 compared with 1997. The Bank's prime rate, which is directly impacted by movements in short term rates by the Federal Reserve, averaged 8.36% in 1998, compared with 8.44% in 1997. Treasury yields on maturities of 5 years or more decreased on average more than 100 basis points, while yields on shorter maturities declined by a lesser degree.

        Market interest rates alone do not dictate the rates the Bank pays for its funds, although they are an important factor. Other factors that impact the Bank's cost of funds include liquidity needs, the desired mix of deposits and borrowings, local market competition and asset growth objectives.

        The net interest margin, which is computed by dividing net interest income by average interest earning assets, increased to 4.23% in 1998, compared with 4.11% in 1997.

                         ANALYSIS OF NET INTEREST INCOME

        The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost;
(iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) net yield on interest-earning assets; and (vii) ratio of interest-earning assets to interest-bearing liabilities. Nonaccruing loans, which are immaterial, have been included in interest earning assets. No tax equivalent adjustments were made.



                                                                            Year ended December 31,
                                                        1998                                                   1997
                                      -----------------------------------------------    ------------------------------------------
                                              Average                       Yield/            Average                       Yield/
                                             Balance             Interest    Rate             Balance        Interest        Rate
                                      -----------------------------------------------    ------------------------------------------
                                                                             (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                           $  143,052              11,431      7.99%          157,177          12,681         8.07%
  Other loans                                  71,468               6,610      9.25%           52,836           4,872         9.22%
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                   214,520              18,041      8.41%          210,013          17,553         8.36%
-----------------------------------------------------------------------------------------------------------------------------------
  Securities                                   18,652               1,148      6.15%           18,537           1,198         6.46%
  Federal funds sold                           15,930                 866      5.44%            3,524             214         6.07%

-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 249,102              20,055      8.05%          232,074          18,965         8.17%

-----------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                    15,271                   0                      13,417               0
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                               $  264,373              20,055                     245,491          18,965
-----------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts            $    45,955               1,287      2.80%           41,004           1,169         2.85%
     Time certificates                        103,562               5,628      5.43%          104,447           5,774         5.53%
     Money market accounts                     25,189                 916      3.64%           22,551             821         3.64%
     NOW and escrow accounts                   27,760                 568      2.05%           22,911             480         2.10%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits             202,466               8,399      4.15%          190,913           8,244         4.32%
-----------------------------------------------------------------------------------------------------------------------------------
  Borrowings                                   17,930               1,120      6.25%           18,406           1,191         6.47%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            220,396               9,519      4.32%          209,319           9,435         4.51%
Non-interest-bearing deposits                  21,537                   0                      16,892               0
Non-interest-bearing liabilities                3,945                   0                       2,067               0
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                             245,878               9,519                     228,278           9,435
Stockholders' equity                           18,495                   0                      17,213               0
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                     $  264,373               9,519                     245,491           9,435
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/
  interest rate spread                                             10,536      3.73%                            9,530         3.66%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning
  assets                                  $    28,706                          4.23%           22,755                         4.11%
-----------------------------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets
  to interest-bearing liabilities                                               1.13                                           1.11
-----------------------------------------------------------------------------------------------------------------------------------


                                                                Year ended December 31,
                                                                          1996
                                          -------------------------------------------------------
                                                 Average                                 Yield/
                                                  Balance                Interest         Rate
                                          -------------------------------------------------------
                                                                 (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                                    152,455                 12,156         7.97%
  Other loans                                        36,053                  3,346         9.28%
--------------------------------------------------------------------------------------------------
Total loans                                         188,508                 15,502         8.22%
-------------------------------------------------------------------------------------------------
  Securities                                         22,166                  1,461         6.59%
  Federal funds sold                                  3,591                    199         5.54%

------------------------------------------------------------------------------------------------
Total interest-earning assets                       214,265                 17,162         8.01%

-------------------------------------------------------------------------------------------------
Non-interest earning assets                          12,998                      0
-------------------------------------------------------------------------------------------------
Total assets                                        227,263                 17,162
-------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
     Savings and club accounts                       36,576                  1,040         2.84%
     Time certificates                              104,023                  5,908         5.68%
     Money market accounts                           21,919                    730         3.33%
     NOW and escrow accounts                         18,007                    392         2.18%
-------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                   180,525                  8,070         4.47%
-------------------------------------------------------------------------------------------------
  Borrowings                                         16,054                  1,041         6.48%
-------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  196,579                  9,111         4.63%
Non-interest-bearing deposits                        12,310                      0
Non-interest-bearing liabilities                      2,665                      0
-------------------------------------------------------------------------------------------------
Total liabilities                                   211,554                  9,111
Stockholders' equity                                 15,709                      0
-------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                              227,263                  9,111
-------------------------------------------------------------------------------------------------
Net interest income/
  interest rate spread                                                       8,051         3.38%
-------------------------------------------------------------------------------------------------
Net interest-earning assets/
  net yield on interest-earning
  assets                                             17,686                                3.76%
-------------------------------------------------------------------------------------------------
Ratio of interest-earning assets
  to interest-bearing liabilities                                                           1.09
-------------------------------------------------------------------------------------------------

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

                                                              1998 vs. 1997                          1997 vs. 1996
                                                    ----------------------------------- ---------------------------------------
                                                             Increase (Decrease)                  Increase (Decrease)
                                                      Volume        Rate        Net       Volume         Rate       Net
                                                    --------------------------------------------------------------------------
                                                                                  (In Thousands)
Interest income on interest-earning assets:
     Mortgage loans                                  $(1,126)       (124)     (1,250)        374         151         525
     Other loans                                       1,722          16       1,738       1,548         (22)      1,526
     Securities                                            7         (57)        (50)       (235)        (28)       (263)
     Federal funds sold                                  676         (24)        652          (4)         19          15
-------------------------------------------------------------------------------------------------------------------------
  Total                                                1,279        (189)      1,090       1,683         120       1,803
=========================================================================================================================
Interest expense on interest-bearing liabilities:
Deposits:
     Savings and club accounts                       $   139         (21)        118         125           4         129
     Time certificates                                   (47)        (99)       (146)         24        (158)       (134)
     Money market accounts                                95           0          95          21          70          91
     NOW and escrow accounts                             100         (12)         88         103         (15)         88
-------------------------------------------------------------------------------------------------------------------------
  Total deposits                                         287        (132)        155         273         (99)        174
Borrowings                                               (31)        (40)        (71)        152          (2)        150
-------------------------------------------------------------------------------------------------------------------------
  Total                                                  256        (172)         84         425        (101)        324
=========================================================================================================================
Net interest income                                  $ 1,023         (17)      1,006       1,258         221       1,479
=========================================================================================================================


OTHER OPERATING INCOME
        Other operating income includes gain or loss from sale of loans and securities, and service charges and other income. Other operating income in 1998 was $2.3 million, compared with $1.8 million in 1997, an increase of $489,000 or 26.4%. Much of the increase is attributable to higher service charges on deposits, which increased $340,000 or 24.4% in 1998. This is a direct result of the growth in the Company's checking accounts. In addition, net gain on sale of loans increased $125,000 or 154.3% in 1998 due to a higher volume of loan sales.

OTHER OPERATING EXPENSES
        Other operating expenses were $9.7 million in 1998, compared with $8.3 million in 1997, an increase of $1.4 million or 16.5%.

        Salaries and employee benefits expense was $4.1 million in 1998, compared with $3.7 million in 1997, an increase of $407,000 or 11.1%. The increase is attributable to staffing of a new branch opened in the North Medical Plaza in Liverpool in September 1997, higher benefits expense due to greater employee participation in the Company's benefit plans and normal salary increases.

        Building, occupancy and equipment expense increased $210,000 or 16.4% due to the cost of operating the new branch, and to depreciation on computer equipment purchased in early 1998. In addition, a $38,000 write-off was recorded upon the disposition of obsolete equipment in 1998.

        Data processing expense increased $294,000 or 67.9% in 1998. Approximately 51% of the increase was due to cost of the Bank's Year 2000 program, with the rest of the increase due to the Bank's growth.

        Correspondent bank fees increased $160,000 or 37.5% due to higher transaction volume resulting from the growth in the Bank's customer base.

        Professional services increased $140,000 or 65.7% in 1998, due to increased reliance on outside firms for information technology, internal audit and services related to the formation of a Real Estate Investment Trust subsidiary.

        Other expenses increased $113,000 or 10% in 1998. Real estate owned expense accounted for approximately 55% of the increase, due to anticipated losses in the portfolio.

        The Company's efficiency ratio was 75.7% in 1998, compared with 71.5% in 1997. The efficiency ratio is equal to total operating expenses (net of real estate owned expense and amortization of intangibles) divided by net interest income plus other operating income (excluding securities gains). The degradation in the efficiency ratio reflects the high cost to the Company of offering competitive products and services in a fast changing banking environment.

INCOME TAXES
        Income tax expense was $874,000 for 1998 and $909,000 for 1997. The decrease generally corresponds to lower income before income taxes. Effective income tax rates were 34.6% for 1998 and 35.4% for 1997. At December 31, 1998, the Company has deferred tax assets of $1.3 million and deferred tax liabilities of $698,000. Management has determined that a valuation allowance for the deferred tax assets is not needed at December 31, 1998. Additional information on income taxes is provided in the notes to consolidated financial statements.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

GENERAL
        Net income was $1.66 million, or $1.13 per diluted share in 1997, compared with $1.48 million, or $1.03 per diluted share in 1996. A $1.48 million increase in net interest income and a $733,000 increase in other operating income was partially offset by a $325,000 increase in loan loss provisions and an $890,000 increase in other operating expenses. Income taxes increased $816,000.

NET INTEREST INCOME
        Net interest income was $9.5 million in 1997, an increase of $1.5 million, or 18.4% from 1996. Interest income increased $1.8 million, or 10.5% in 1997 due to a $17.8 million increase in average interest earning assets and a 16 basis point increase in the yield on those assets. Total average loans increased $21.5 million, or 11.4% while securities and federal funds sold decreased $3.7 million, or 14.4%.

        The yield on loans was 8.36% in 1997, compared with 8.22% in 1996. The increase was due mainly to a $16.8 million, or 46.6% increase in the average balance of other loans (consumer and commercial), which yielded 9.22% in 1997.

        Interest rates were, on average, little changed between 1997 and 1996. The Bank's prime rate averaged 8.44% in 1997, compared with 8.27% in 1996. Treasury yields on maturities of 5 years or less increased on average less than 20 basis points, while yields were down slightly on longer maturities.

        Interest expense increased $324,000 or 3.6% in 1997 due to a $12.7 million increase in average interest-bearing liabilities partially offset by a 12 basis point decrease in the cost of funds. Average interest-bearing transaction accounts (savings and NOW accounts) as a percentage of total interest-bearing deposits (including escrow) were 33.5% in 1997, compared with 30.2% in 1996. The average cost of interest-bearing transaction accounts was 2.58% in 1997, while the average cost of time deposits was 5.53%. This compares with 2.62% and 5.68%, respectively, in 1996. The overall cost of funds, including non interest-bearing demand accounts, was 4.17% in 1997, down from 4.36% in 1996.

        The net interest margin increased to 4.11% in 1997, compared with 3.76% in 1996.

OTHER OPERATING INCOME
        Other operating income in 1997 was $1.8 million, compared with $1.1 million in 1996, an increase of $733,000 or 65.7%. Much of the increase is attributable to higher service charges on deposits, which increased $655,000 or 88.4% in 1997. This is a direct result of the growth in the Company's checking accounts.

OTHER OPERATING EXPENSES

        Other operating expenses were $8.3 million in 1997, compared with $7.4 million in 1996, an increase of $890,000 or 12%. The increase in expenses was primarily growth related.

        Salaries and employee benefits expense was $3.7 million in 1997, compared with $3.2 million in 1996, an increase of $408,000 or 12.6%. Most of the increase is attributable to a full year of salary expense in 1997 for employees of the Cicero Bank branch that was acquired on July 1, 1996, and the hiring of 6 new full-time equivalent employees to staff the new North Medical branch, which opened in September, 1997. The remainder of the increase resulted primarily from salary adjustments and incentive bonuses.

        Building, occupancy and equipment expense increased $73,000 or 6.1% due primarily to a full year of depreciation and maintenance in 1997 on the branch acquired from Cicero Bank and to four months of expense on the North Medical branch.

        Data processing and correspondent bank fees increased a combined $238,000 or 38.3% in 1997 due primarily to transaction processing costs on the Bank's larger customer base.

        Real estate owned expense was $83,000 in 1997, compared with $2,000 in 1996. The Bank recorded a provision totaling $50,000 in the fourth quarter of 1997 on certain commercial properties.

        The Company's efficiency ratio was 71.5% in 1997, down from 81% in 1996. The improvement in the efficiency ratio was driven by growth in net interest income and other operating income exceeding the increase in operating expenses.

INCOME TAXES
        Statement of Financial Accounting Standards No. 109 was adopted by the Company in 1992. The statement requires that a valuation allowance be provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company recognized no immediate financial statement effect from adopting Statement No. 109 because a valuation allowance was provided on the deferred tax asset. The Company generated sufficient earnings in 1996 to fully recognize the deferred tax assets. The Company recorded income tax expense of $909,000 in 1997, compared with $93,000 in 1996. Additional information on income taxes is provided in the notes to consolidated financial statements.


                     IMPACT OF INFLATION AND CHANGING PRICES

        The consolidated financial statements presented in the Annual Report have been prepared in accordance with generally accepted accounting principles. Measurement of financial position and operating results have been made in terms of historical dollars. Changes in the relative purchasing power of money due to inflation are not reflected.

        In as much as virtually all of the assets and liabilities of a financial institution are monetary in nature, banks are more affected by changes in interest rates than by inflation. Interest rates do not necessarily reflect the direction or magnitude of changes in the price of goods and services which are primarily affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are of major importance in maintaining acceptable levels of performance.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

        In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier adoption is permitted. The Company does not have significant investments in derivative instruments, therefore the provisions of SFAS No. 133 are not expected to have a significant effect on the financial statements of the Company. SFAS No. 133 also permits certain reclassifications of securities among the trading, available-for-sale and held-to-maturity classifications. The Company has no current intention to reclassify any securities pursuant to SFAS No.
133.

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

        The Year 2000 problem creates risk for the Company from both unforeseen problems in its own information technology ("IT") systems and from problems in the IT systems of third parties (including vendors and service providers) with whom the Company deals on financial transactions. Failures of the Company's and/or third parties' IT systems could have a material adverse impact on the Company's ability to conduct its business. The Company has been actively communicating with third parties concerning the status of their Year 2000 readiness by, among other things, sending written Year 2000 inquiries, and has undertaken to evaluate the Year 2000 readiness of its commercial borrowers. The Company believes that its reasonably likely worst case Year 2000 scenario is:
(i) a material increase in the Company's credit losses due to Year 2000 problems for the Company's borrowers and obligors; and (ii) disruption in financial markets causing liquidity stress to the Company. The magnitude of these potential credit losses or disruption cannot be determined at this time.

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

        The Company has an enterprise-wide program to prepare its IT systems for the year 2000. A senior management committee directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council's Five Step Program: (i) Awareness; (ii) Assessment; (iii) Renovation;
(iv) Validation; and (v) Implementation. Approximately $350,000 has been expended on the Year 2000 project as of December 31, 1998. This amount includes the costs of additional hardware, software and technology consultants necessary to achieve Year 2000 compliance for the Company's systems.

        The Company's pending merger with BSB, expected to close by Summer 1999, has changed the scope of the Company's Year 2000 project. Most, if not all, of the Company's systems will be converted to BSB's systems prior to year-end. BSB has replaced or upgraded most of its mission critical IT systems, including its core processing systems, which has been certified Year 2000 compliant by the Information Technology Association of America. The weekend of July 10 and 11, 1999 has been tentatively reserved for the conversion of the Company's core data processing system to BSB's system. This date assumes the merger is closed by July 1. Contingency plans are being developed by BSB and will be completed in 1999.

        As a result of the Company's pending merger with BSB, the Company has suspended remediation and testing of systems that will not be in use following the merger, and has ceased development of Year 2000 related contingency plans. The Company plans to continue to monitor the readiness of its larger commercial customers, and vendors as well as correspondents with whom the Company expects a continuing relationship following the merger.

        In the unlikely event the acquisition of the Company by BSB Bancorp is not consummated, the Company would resume its Year 2000 project as originally planned. The Company does not expect that such a situation would negatively impact its ability to achieve Year 2000 compliance in a timely manner, nor does the Company believe that such costs would have a material impact on its financial position.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

        Management of Skaneateles Bancorp, Inc. is responsible for the accuracy and content of the financial information in this Annual Report. In order to meet this responsibility, the consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis.

        The accounting systems which record, summarize and report financial data are supported by a system of internal controls, augmented by written policies, internal audits and an organizational structure which provides for an effective division of responsibilities. The system is also designed to provide reasonable assurance that transactions are executed in accordance with management's authorizations, and that assets are safeguarded from significant loss or unauthorized use.

        The Examining Committee of the Board of Directors reviews the activities of the internal audit function and meets regularly with representatives of KPMG LLP, the Company's independent auditors. KPMG LLP has been appointed, upon recommendation of the Board of Directors, to conduct an independent audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements of Skaneateles, in conformity with generally accepted accounting principles.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Skaneateles Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Skaneateles Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skaneateles Bancorp, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Syracuse, New York
January 8, 1999

                    SKANEATELES BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                       December 31,
                                                                             1998                              1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands, Except Share Data)
Cash and due from banks                                                        $    9,338                        9,658
Federal funds sold                                                                 24,300                        6,700
Securities available-for-sale, at fair value                                       14,799                        8,416
Securities held-to-maturity, fair value of
  $4,171 in 1998 and $7,935 in 1997                                                 4,015                        7,705
Federal Home Loan Bank stock, at cost                                               1,561                        1,561
Loans, including deferred origination costs                                       215,440                      215,022
Allowance for loan losses                                                          (2,862)                      (2,560)
-----------------------------------------------------------------------------------------------------------------------
       Net loans                                                                  212,578                      212,462
Premises and equipment, net                                                         5,763                        6,155
Real estate owned, net                                                                900                          951
Accrued interest receivable                                                         1,534                        1,372
Other assets                                                                        1,360                        1,121
-----------------------------------------------------------------------------------------------------------------------
                                                                               $  276,148                      256,101
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Interest bearing deposits                                                   $  209,978                      197,782
   Demand deposits                                                                 27,355                       20,236
-----------------------------------------------------------------------------------------------------------------------
       Total deposits                                                             237,333                      218,018

   Borrowings                                                                      15,979                       18,057
   Other liabilities                                                                3,735                        2,355
-----------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                     257,047                      238,430
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, par value $.01 per share, authorized
      500,000 shares, none issued                                                       0                            0
   Common stock, par value $.01 per share, authorized 4,000,000 shares,
      1,450,712 and 1,435,992 shares issued in 1998 and 1997, respectively             15                           14
   Additional paid-in capital                                                       9,297                        9,119
   Retained earnings                                                                9,818                        8,573
   Accumulated other comprehensive income                                             (29)                         (35)
-----------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                             19,101                       17,671
-----------------------------------------------------------------------------------------------------------------------
                                                                               $  276,148                      256,101
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                    SKANEATELES BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Years ended December 31,

                                                                                1998               1997               1996
---------------------------------------------------------------------------------------------------------------------------
                                                                              (In Thousands, Except Per Share Data)
Interest income:
  Mortgage loans                                                           $  11,431             12,681             12,156
  Other loans                                                                  6,610              4,872              3,346
  Securities                                                                   1,148              1,198              1,461
  Federal funds sold                                                             866                214                199
---------------------------------------------------------------------------------------------------------------------------
            Total interest income                                             20,055             18,965             17,162
---------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Deposits                                                                     8,399              8,244              8,070
  Borrowings                                                                   1,120              1,191              1,041
---------------------------------------------------------------------------------------------------------------------------
            Total interest expense                                             9,519              9,435              9,111
---------------------------------------------------------------------------------------------------------------------------

            Net interest income                                               10,536              9,530              8,051
Provision for loan losses                                                        675                500                175
---------------------------------------------------------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                                                 9,861              9,030              7,876
---------------------------------------------------------------------------------------------------------------------------

Other operating income:
   Service charges                                                             1,734              1,394                739
   Net gain on security transactions                                               0                  0                 77
   Net gain on sale of loans                                                     206                 81                 34
   Other                                                                         398                374                266
---------------------------------------------------------------------------------------------------------------------------
            Total other operating income                                       2,338              1,849              1,116
---------------------------------------------------------------------------------------------------------------------------
                                                                              12,199             10,879              8,992
---------------------------------------------------------------------------------------------------------------------------

Other operating expenses:
   Salaries and employee benefits                                              4,062              3,655              3,247
   Building, occupancy and equipment                                           1,488              1,278              1,205
   Data processing                                                               727                433                372
   Correspondent bank fees                                                       587                427                250
   Advertising and promotions                                                    245                225                262
   Postage and delivery                                                          472                546                517
   Stationery and supplies                                                       233                206                216
   ATM service fees                                                              272                201                133
   Professional services                                                         353                213                203
   Other                                                                       1,237              1,124              1,013
---------------------------------------------------------------------------------------------------------------------------
            Total other operating expenses                                     9,676              8,308              7,418
---------------------------------------------------------------------------------------------------------------------------

            Income before income tax expense                                   2,523              2,571              1,574
Income tax expense                                                               874                909                 93
---------------------------------------------------------------------------------------------------------------------------
            Net income                                                     $   1,649              1,662              1,481
===========================================================================================================================

Net income per common share - basic
                                                                           $    1.14               1.16               1.05
Net income per common share - diluted                                           1.11               1.13               1.03
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                    SKANEATELES BANCORP, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                            Accumulated
                                                                    Additional                other
                                                            Common   paid-in-   Retained   comprehensive  Treasury
                                                            stock     capital   earnings      income        Stock        Total
------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                             $       10      9,526      6,083           33       (713)     14,939

Comprehensive income:
  Net income                                                      0          0      1,481            0           0      1,481

 Change in net unrealized gain on securities, net of taxes        0          0          0          (90)          0        (90)
------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                         1,391
------------------------------------------------------------------------------------------------------------------------------

Sale of 20,775 shares under option
                                                                  0        117          0            0           0        117

Issuance of 4,985 shares of stock under
 1995 Non-employee Director's Stock Plan                          0         47          0            0           0         47

 Cash dividend declared on Common stock ($.19 per share)          0          0       (264)           0           0       (264)

Retirement of 154,050 shares of treasury stock                   (1)      (712)         0            0         713          0

------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                            $        9       8,978      7,300          (57)          0     16,230
==============================================================================================================================
Comprehensive income:
  Net income                                                      0          0      1,662            0           0      1,662

 Change in net unrealized gain on securities, net of
taxes                                                             0          0          0           22           0         22
------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                         1,684
------------------------------------------------------------------------------------------------------------------------------

Sale of 7,350 shares under option                                 1         46          0            0           0         47

Issuance of 3,473 shares of stock under
 1995 Non-employee Director's Stock Plan                          0         47          0            0           0         47

 Issuance of 2,688 shares of stock under Dividend
Reinvestment Plan                                                 0         36          0            0           0         36

Issuance of 728 shares of stock under
 1997 Employee Stock Purchase Plan                                0         12          0            0           0         12

3-for-2 stock split                                               4          0         (4)           0           0          0

Cash paid for fractional shares on stock split                    0          0         (4)           0           0         (4)

 Cash dividend declared on Common stock ($.27 per share)          0          0       (381)           0           0       (381)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             $       14      9,119      8,573          (35)          0     17,671
==============================================================================================================================

Comprehensive income:
  Net income                                                      0          0      1,649            0           0      1,649

 Change in net unrealized gain on securities, net of taxes        0          0          0            6           0          6
------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                         1,655
------------------------------------------------------------------------------------------------------------------------------

Sale of 6,280 shares under option                                 1         41          0            0           0         42

Issuance of 3,619 shares of stock under
 1995 Non-employee Director's Stock Plan                          0         65          0            0           0         65

Issuance of 1,500 shares of stock under
 1995 Non-employee Director's Warrant Plan
                                                                  0         19          0            0           0         19

 Issuance of 2,322 shares of stock under Dividend
Reinvestment Plan                                                 0         37          0            0           0         37

Issuance of 999 shares of stock under
 1997 Employee Stock Purchase Plan                                0         16          0            0           0         16

 Cash dividend declared on Common stock ($.28 per share)          0          0       (404)           0           0       (404)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             $       15      9,297      9,818          (29)          0     19,101
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                    SKANEATELES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31,
                                                                     1998          1997         1996
----------------------------------------------------------------------------------------------------
                                                                             (In Thousands)
Operating activities
Net Income
                                                                    $  1,649       1,662       1,481
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses                                              675         500         175
  Provision for losses on real estate owned                              110          50           0
  Depreciation and amortization                                          846         692         628
  Mortgage loans originated for sale                                 (15,225)     (3,363)     (4,454)
  Proceeds from sale of mortgage loans originated for sale            13,720       4,090       4,861
  Net gain on sale of loans                                             (206)        (81)        (34)
  Net gain on security transactions                                        0           0         (77)
  Net increase in interest receivable                                   (162)       (101)        (16)
  Net increase (decrease) in other liabilities                         1,380        (387)        549
  Receipt of balance due from Nationar                                     0           0       1,057
  Other, net                                                            (552)       (132)       (105)
-----------------------------------------------------------------------------------------------------
        Total adjustments                                                586       1,268       2,584
-----------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                      2,215       2,930       4,065
Investing activities
  Proceeds from maturities of securities available for sale            4,000       3,000       3,004
  Proceeds from sale of securities available for sale                      0           0       2,462
  Proceeds from maturities of securities held to maturity              2,836       2,490       6,175
  Purchase of securities held to maturity                                (70)          0      (5,135)
  Purchase of securities available for sale                          (11,124)     (5,756)     (3,096)
  Principal collected on asset-backed securities
    available for sale                                                 1,680       1,113       1,110
  Purchase of Federal Home Loan Bank stock                                 0        (151)       (107)
  Net decrease (increase) in loans made to customers                     804      (8,982)    (22,664)
  Net cash received from acquired bank                                     0           0       4,024
  Proceeds from sale of real estate owned                                284         164         196
  Purchase of property and equipment, net                               (377)       (602)       (298)
-----------------------------------------------------------------------------------------------------
        Net cash used in investing activities                         (1,967)     (8,724)    (14,329)
Financing activities
  Net decrease in time certificates                                   (5,000)     (2,357)     (1,913)
  Net increase in other deposits                                      24,315      15,346       8,719
  Increase (decrease) in overnight borrowings                          5,569        (312)        865
  Increase in long-term borrowings                                         0       2,500       4,000
  Repayment of long-term borrowings                                   (7,647)     (2,312)     (1,070)
  Proceeds from issuance of stock pursuant to stock plans                179         142         164
  Dividends paid                                                        (404)       (381)       (264)
-----------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                      17,012      12,626      10,501
-----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             17,280       6,832         237
Cash and cash equivalents at beginning of year                        16,358       9,526       9,289
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $ 33,638      16,358       9,526
=====================================================================================================
Interest paid                                                       $  9,554       9,433       9,116
=====================================================================================================
Income taxes paid                                                   $    820       1,075          92
=====================================================================================================
Supplemental schedule of noncash investing activities:
   Mortgage loans foreclosed and transferred to real
    estate owned                                                    $    365         452         515
=====================================================================================================



See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

Business
Skaneateles Bancorp, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The results of the Company are largely dependent upon the results of Skaneateles Savings Bank (the "Bank"), its sole subsidiary. Skaneateles Savings Bank is a full service retail bank.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to current year classifications. A description of the significant accounting policies is presented below. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

(a) Basis of Presentation
The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions are eliminated in consolidation.

(b) Securities
The Company classifies its debt securities as either available-for-sale or held-to-maturity, as the Company does not hold any securities considered to be trading. Held-to-maturity securities are those debt securities that the Company has the ability and intent to hold until maturity. All other securities not included as held-to-maturity are classified as available-for-sale.


Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income, a component of stockholders' equity, until realized. The unrealized gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Interest income is recognized when earned. Purchases and sales are recorded on a trade date basis with settlement occurring shortly thereafter. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

(c) Loans
Loans are reported at the principal amount outstanding, net of deferred origination fees and costs. Interest on loans is accrued and included in income at contractual rates applied to principal outstanding. Accrual of interest on a loan, including impaired loans, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition precludes accrual. Generally, interest income is not recognized on loans which are delinquent over 90 days, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has improved, in which case the loan is returned to accrual status.

Net loan origination fees and costs are deferred as an adjustment of loan principal and amortized over the life of the related loan as an adjustment of yield using the interest method.

The Company has the ability and intent to hold its loans to maturity except for education loans which are sold to a third party upon reaching repayment status.

Also, the Company originates some mortgage loans with the intent to sell. These loans are carried at the lower of aggregate cost or fair value. Gains or losses on sales of mortgages are recorded equal to the difference between sales proceeds and the carrying value of the loans. The Bank typically retains the servicing rights to mortgages sold.

(d) Allowance for Loan Losses
The allowance for loan losses is based on management's evaluation of the loan portfolio considering past loan loss experience, review of specific loans, current economic conditions and such other factors that require current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses charged to operations. Loan losses and recoveries of loans previously written-off are charged or credited to the allowance as incurred or realized, respectively.

Management believes that the allowance for loan losses is adequate. The allowance for loan losses is maintained at a level believed by management to be sufficient to absorb probable future losses related to loans outstanding as of the balance sheet date. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors and requires material estimates including the amounts and timing of expected future cash flows on impaired loans. Management uses presently available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The Company estimates losses on impaired loans based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or the fair value of the underlying collateral if the loan is collateral dependent. An impairment loss exists if the recorded investment in a loan exceeds the value of the loan as measured by the aforementioned methods. Impairment losses are included as a component of the allowance for loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, all commercial mortgage loans and commercial loans in a delinquent payment status (90 days or more delinquent) are considered impaired. Residential mortgage loans, consumer loans, home equity lines of credit and education loans are evaluated collectively since they are homogenous and generally carry smaller individual balances. The Company recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgment.

(e) Premises and Equipment
Land is carried at cost and buildings and improvements, furniture and equipment, and leasehold improvements are carried at cost less allowances for depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the estimated service lives of the respective assets (40 years for building and improvements and 3 to 10 years for furniture and equipment) or lease terms.

(f) Real Estate Owned
Real estate acquired in settlement of loans is carried at the lower of the impaired loan balance at the date of acquisition or fair value less selling expenses of the property received. Write-downs from cost to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, or the establishment of allowances are charged to other operating expenses.

(g) Other Assets
On July 1, 1996, the Bank acquired substantially all the assets and assumed the deposit liabilities of Cicero Bank. The excess of the purchase price over the fair value of assets acquired ("goodwill") amounted to $494,000 and is included in other assets. Goodwill is being amortized over the expected period of benefit of seven years on a straight line basis. The amortization period is monitored to determine if events and circumstances require the estimated useful life to be reduced. Periodically, the Company reviews the goodwill for events or changes in circumstances that may indicate the carrying amount of the goodwill is impaired.

(h) Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled and tax carryforwards are expected to be utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Per Common Share Data
Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share also includes the maximum dilutive effect of stock issuable upon conversion of stock options and warrants.

 (j) Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.

(k) Stock-Based Compensation
The Company continues to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans. Disclosures in the footnotes to the financial statements provide pro forma net income and earnings per share information as if the Company had adopted the fair value-based method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation."

(l) Financial Instruments with Off-Balance Sheet Risk
The Company entered into an interest rate floor in 1996 as part of its interest rate risk management strategy. Interest rate floors are used to hedge exposure to falling interest rates and are accounted for at amortized cost. Fees paid by the Company at inception of interest rate floors are deferred and amortized using the interest method over the life of the floor. Income and expense on the floors are recorded in the same category as that of the related balance sheet item.

(m) Comprehensive Income
On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. At the Company, comprehensive income represents net income and the net change in unrealized gains or losses on securities available for sale, net of taxes, and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130

(n) Segment Reporting
During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report certain financial and other information about key revenue-producing segments for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments include profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loans and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Bank's only operating segment for financial reporting purposes. Therefore, adoption of SFAS No. 131 did not result in any changes in the Company's reporting.

(2) Securities

Securities available for sale at December 31 are summarized as follows (in thousands):

                                                                                         1998
                                                        ---------------------------------------------------------
                                                                            Gross         Gross

                                                            Amortized    unrealized    unrealized        Fair

                                                               cost         gains         losses         value
-----------------------------------------------------------------------------------------------------------------
    U.S. government and Federal agency obligations         $   13,116            40          (56)         13,100
    Mortgage-backed securities-FNMA                               622            26             0            648
    Asset-backed securities                                     1,042             9             0          1,051
-----------------------------------------------------------------------------------------------------------------
                                                          $    14,780            75          (56)         14,799
=================================================================================================================

                                                                                         1997
                                                        ---------------------------------------------------------
                                                                            Gross         Gross

                                                            Amortized    unrealized    unrealized        Fair

                                                               cost         gains         losses         value

-----------------------------------------------------------------------------------------------------------------
    U.S. government and Federal agency obligations         $    6,013            13            0           6,026
    Mortgage-backed securities-FNMA                               733            19            0             752
    Asset-backed securities                                     1,630            10           (2)          1,638
-----------------------------------------------------------------------------------------------------------------
                                                           $    8,376            42           (2)          8,416
=================================================================================================================

Securities held to maturity at December 31 are summarized as follows ( dollars in thousands):

                                                                                                    1998
                                                                    ---------------------------------------------------------
                                                                                       Gross         Gross
                                                                        Carrying     unrealized    unrealized       Fair
                                                                         value         gains         losses         value
----------------------------------------------------------------------------------------------------------------------------
  U.S. government and Federal agency obligations                        $  1,019             4             0          1,023
    Mortgage-backed securities:
       FNMA                                                                  103             4             0            107
       FHLMC                                                               2,087            87             0          2,174
  Obligations of states and political subdivisions                           806            61             0            867
----------------------------------------------------------------------------------------------------------------------------
                                                                        $  4,015           156             0          4,171
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    1997
                                                                   ---------------------------------------------------------
                                                                                       Gross         Gross
                                                                       Carrying     unrealized    unrealized           Fair
                                                                         value         gains         losses            value
----------------------------------------------------------------------------------------------------------------------------
  U.S. government and Federal agency obligations                       $   3,007            10             0          3,017
    Mortgage-backed securities:
       FNMA                                                                  130             4             0            134
       FHLMC                                                               2,998           168             0          3,166
  Obligations of states and political subdivisions                         1,470            48             0          1,518
  Corporate bonds, notes and debentures                                      100             0             0            100
----------------------------------------------------------------------------------------------------------------------------
                                                                        $  7,705           230             0          7,935
============================================================================================================================

On January 1, 1995 the Company reclassified its entire portfolio of mortgage-backed securities from available-for-sale to held-to-maturity, at the securities' fair value of $8.3 million. The $234,000 unrealized loss on the securities was maintained and is being amortized into earnings over the remaining life of the securities as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated securities.

There were no realized gains or losses in 1998 or 1997. Gross realized gains on the sale of securities were approximately $77,000 in 1996.

The contractual maturity distribution of securities at December 31, 1998 is as follows (in thousands):

                                                                           One to      Five to
                                                          Within           five          ten          After ten
                                                          one year         years        years           years       Total
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. government and Federal agency obligations         $   5,023         7,093         1,000             0         13,116
  Mortgage-backed securities:
     FNMA                                                        0             0             0           622            622
  Asset-backed securities                                        0           357           685             0          1,042
----------------------------------------------------------------------------------------------------------------------------
                                                         $   5,023         7,450         1,685           622         14,780
============================================================================================================================
Fair value                                               $   5,035         7,421         1,694           649         14,799
============================================================================================================================
Weighted average yield of securities                          5.22%         4.88%         6.08%         6.55%          5.20%
============================================================================================================================

Securities held to maturity:
  U.S. government and Federal agency obligations          $    999           20             0             0          1,019

  Mortgage-backed securities:
     FNMA                                                        0             0             0           103            103
     FHLMC                                                       0             0            68         2,019          2,087
  Obligations of states and political subdivisions               0           257           215           334            806
----------------------------------------------------------------------------------------------------------------------------
                                                             $ 999           277           283         2,456          4,015
============================================================================================================================
Fair value                                                  $1,003           298           311         2,559          4,171
============================================================================================================================
Weighted average yield of securities                          6.10%         6.43%         7.19%         7.14%          6.88%
============================================================================================================================

Securities carried at $7,346,000 at December 31, 1998 were pledged for borrowings and other purposes required by law.

Accrued interest receivable on securities was $201,000 and $177,000 at December 31, 1998 and 1997, respectively.

The following summarizes the components of other comprehensive income for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                          1998          1997          1996
----------------------------------------------------- ------------- ------------ --------------
 Net unrealized holding gains (loss) on securities        $   10           36            (73)
 Reclassification adjustment for net realized gains            0            0            (77)
included in    net income
----------------------------------------------------- ------------- ------------- -------------
Other comprehensive, before tax                               10           36           (150)
 Income tax expense                                           (4)         (14)            60
----------------------------------------------------- ------------- ------------- -------------
Other comprehensive income, net of tax                    $    6           22            (90)
===================================================== ============= ============= =============

(3) Loans

Major categories of loans at December 31 are summarized as follows (in thousands):

                                                                               1998         1997
-----------------------------------------------------------------------------------------------------
Loans secured by first mortgages on real estate:
  Residential                                                               $  100,685      119,350
  Commercial
                                                                                34,676       33,962
----------------------------------------------------------------------------------------------------

                                                                               135,361      153,312
----------------------------------------------------------------------------------------------------
Other loans:
  Commercial                                                                    27,788       22,995
  Guaranteed student                                                               910        1,059
  Home equity and improvement                                                   20,658       20,624
  Other consumer                                                                30,028       16,565
----------------------------------------------------------------------------------------------------
                                                                                79,384       61,243
----------------------------------------------------------------------------------------------------
                                                                               214,745      214,555
  Net deferred origination costs                                                   695          467
----------------------------------------------------------------------------------------------------
                                                                             $ 215,440    $ 215,022
====================================================================================================



Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

                                                          1998         1997         1996
-----------------------------------------------------------------------------------------
Balance at January 1                                  $  2,560        2,114        2,667
Provision charged to operations                            675          500          175
Recoveries                                                  94          519          126
Loans charged off                                         (467)        (573)      (1,301)
Allowance of acquired bank                                   0            0          447
-----------------------------------------------------------------------------------------
Balance at December 31                                 $ 2,862        2,560        2,114
=========================================================================================

The principal balances of loans not accruing interest, including impaired loans, amounted to approximately $3,180,000 and $3,917,000 at December 31, 1998 and 1997, respectively. The effect of non-accrual loans on interest income for 1998, 1997 and 1996 was a reduction of approximately $298,000, $274,000 and $283,000, respectively.

Impaired loans were $1,485,000 and $2,079,000 at December 31, 1998 and 1997, respectively. Included in these amounts are $554,000 and $1,911,000 of impaired loans for which the related allowance for loan losses is $205,000 and $219,000, at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans during 1998, 1997 and 1996 was approximately $2,063,000, $1,480,000, and $2,923,000, respectively. The amount of interest income recognized on impaired loans in 1998, 1997 and 1996 was approximately $91,000, $84,000, and $166,000, respectively. The Bank is not committed to lend additional funds to these borrowers.

Accrued interest receivable on loans was $1,333,000 and $1,194,000 at December 31, 1998 and 1997, respectively.

The Bank serviced loans for others aggregating approximately $35,047,000, $25,487,000 and $23,820,000 at December 31, 1998, 1997 and 1996, respectively.
Originated mortgage servicing rights of approximately $127,000 are recorded on the balance sheet as of December 31, 1998. No mortgage servicing rights were recorded as of December 31, 1997 due to immateriality.

From time to time, the Bank entered into loan transactions with the Company's directors and officers (related parties). Such transactions were made on substantially the same terms as those prevailing at the same time for comparable loans to other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. An analysis of related party loan activity follows (in thousands):

                                                             1998          1997
--------------------------------------------------------------------------------
Balance at January 1                                     $  1,017         1,172
Increases                                                     158           113
Decreases                                                    (114)         (268)
--------------------------------------------------------------------------------
Balance at December 31                                   $  1,061         1,017
================================================================================


(4) Premises and Equipment

A summary of premises and equipment at December 31 is as follows (in thousands):

                                                             1998          1997
--------------------------------------------------------------------------------
Land                                                     $    532           532
Buildings and improvements                                  5,223         5,146
Furniture and equipment                                     3,609         3,539
Leasehold improvements                                      1,798         1,796
--------------------------------------------------------------------------------
                                                           11,162        11,013
Less accumulated depreciation and amortization              5,399         4,858
--------------------------------------------------------------------------------
                                                         $  5,763         6,155
================================================================================


Depreciation and amortization of premises and equipment included in building, occupancy and equipment expense amounted to $760,000, $632,000 and $584,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(5) Deposits

Deposits at December 31 are summarized as follows (in thousands):

                                                                1998           1997
-------------------------------------------------------------------------------------
Savings and club accounts                                 $   50,399         42,451
Time certificates                                            100,072        105,072
Money market accounts                                         26,050         24,234
NOW and escrow accounts                                       33,457         26,025
Demand accounts                                               27,355         20,236
--------------------------------------------------------------------------------------
                                                            $237,333        218,018
======================================================================================

At December 31, 1998 and 1997, the aggregate amounts of time time certificate accounts in denominations of $100,000 or more were approximately $15,224,000 and $13,427,000, respectively.

The following table presents the amount of time certificate accounts at December 31, 1998 which mature during the periods indicated (in thousands):

                                                    Maturing
              --------------------------------------------------------------------------------------
                     Within                                                                   After
                   One Year     Two Years    Three Years    Four Years     Five Years    Five Years          Total
              -----------------------------------------------------------------------------------------------------
                 $   66,073        15,462          5,354         8,556          3,233         1,394        100,072
              =====================================================================================================


Interest expense on deposits for the years ended December 31 is summarized as follows (in thousands):

                                                    1998           1997          1996
--------------------------------------------------------------------------------------
Savings and club accounts                       $  1,287          1,169         1,040
Time certificates                                  5,628          5,774         5,908
Money market accounts                                916            821           730
NOW and escrow accounts                              568            480           392
--------------------------------------------------------------------------------------
                                                $  8,399          8,244         8,070
======================================================================================

 (6) Borrowings

Borrowings at December 31 are summarized as follows (in thousands):

                                                                     1998                                  1997
                                                          ----------------------------         -----------------------------
                                                             Amount         Rate                  Amount          Rate
----------------------------------------------------------------------------------------------------------------------------
Securities sold under repurchase
agreements                                                      $ 1,773         4.06%                  2,204          4.76%
Advances from the FHLB of New York,
 Line of credit                                                   6,000         5.63%                      0
 due 1998                                                             0            0                   7,000     5.45-6.45%
 due 1999                                                         3,000         6.63%                  3,000          6.63%
 due 2000                                                         2,000    6.26-6.31%                  2,000     6.26-6.31%
 due 2002                                                         2,000        10.51%                  2,000         10.51%
 due 2007                                                           465         7.08%                    486          7.08%
Municipal securities sold with put options                          741         5.99%                  1,367          6.25%
----------------------------------------------------------------------------------------------------------------------------
                                                                $15,979         6.40%                 18,057          6.40%
============================================================================================================================

The Bank enters into repurchase agreements with commercial demand deposit customers under which balances greater than $25,000 earn interest at a rate of 90% of the weekly average auction yield of the 90 day U.S. Treasury Bill. These transactions are recorded as borrowings. At December 31, 1998, the Bank pledged U.S. Treasury Notes totaling $2,500,000 as collateral for the repurchase agreements.

At December 31, 1998, Federal Home Loan Bank of New York (the "FHLB") advances are collateralized by the investment in stock of the FHLB of $1,561,000 and residential mortgage loans with a carrying value approximating $14,812,000. These advances carry fixed rates of interest.

The Bank maintains two lines of credit with the FHLB of New York. Borrowings under the lines bear interest at 0.125% above the federal funds rate. Additional borrowings of $19,618,000 were available under the lines at December 31, 1998. The amount of each line is equal to 5% of the Bank's total assets and is set each year at March 31, the renewal date of the lines.

In 1985, the Bank sold certain municipal securities to a Municipal Investment Trust Fund which have a par value at December 31, 1998 of $741,000. The trust has put options which require the Bank to repurchase the securities at par value on annual repurchase dates and on fourteen days' notice if any debt obligation is deemed to be taxable or in default. The put options are collateralized by approximately $741,000 of municipal bonds and U.S. Treasury Notes of approximately $1,000,000. This transaction has been recorded as a borrowing. The borrowing is reduced with proceeds from the maturity or call of the municipal securities, which have maturity dates ranging from May 2001 to November 2017.

 (7) Income Taxes

Total income taxes for the year ended December 31 were allocated as follows (in thousands):

                                                                               1998        1997         1996
-------------------------------------------------------------------------------------------------------------
Income from operations                                                     $    874         909           93
Stockholders' equity, for change in
unrealized gain (loss) on securities                                              4          14          (60)
-------------------------------------------------------------------------------------------------------------
                                                                           $    878         923           33
=============================================================================================================

Actual income taxes applicable to income from operations differ from expected taxes, computed by applying the Federal corporate tax rate of 34% to income before income taxes as follows (in thousands):


                                                                               1998        1997         1996
-------------------------------------------------------------------------------------------------------------
Expected tax expense                                                        $   858         874          535
State income taxes, net of Federal benefit                                       81         105           42
Change in valuation allowance for deferred tax assets                             0           0         (572)
Other                                                                          (65)         (70)          88
-------------------------------------------------------------------------------------------------------------
Income tax expense                                                          $   874         909           93
=============================================================================================================

The components of income tax expense applicable to operations are as follows (in thousands):

                                                                               1998        1997         1996
-------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                  $    934        817            72
  State                                                                         153         (7)           14
-------------------------------------------------------------------------------------------------------------
                                                                              1,087        810            86
-------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                                     (182)        (67)          179
  State                                                                        (31)        166          (172)
-------------------------------------------------------------------------------------------------------------
                                                                              (213)         99             7
-------------------------------------------------------------------------------------------------------------
                                                                           $    874        909            93
-------------------------------------------------------------------------------------------------------------
Deferred tax expense (benefit), exclusive of the change
    in valuation  allowance                                                 $ (213)         99           579
Change in valuation allowance                                                     0           0         (572)
-------------------------------------------------------------------------------------------------------------
                                                                            $ (213)          99            7
-------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands).


                                                                               1998        1997
------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                                                $  1,126         948
  Unrealized loss on securities                                                  20          24
  Other                                                                         108          86
-------------------------------------------------------------------------------------------------
Total deferred tax assets                                                     1,254       1,058
-------------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Deferred loan origination costs                                               278         186
  Increase in tax bad debt reserve over base                                    205         322
  Accumulated depreciation                                                      120         168
  Capitalized servicing rights                                                   51           0
  Other                                                                          44          35
------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                  698         711

-------------------------------------------------------------------------------------------------
Net deferred tax asset                                                       $  556         347
=================================================================================================

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. The Company generated sufficient earnings in 1996 to fully recognize the deferred tax assets.

Based on its assessment, management determined that no valuation allowance was necessary for 1998 and 1997.

Included in retained earnings at December 31, 1998 is approximately $987,000 representing aggregate provisions for loan losses taken under the Internal Revenue Code. Use of these reserves to pay dividends in excess of earnings and profits or to redeem stock, or the failure of the institution to qualify as a bank for Federal income tax purposes, would result in taxable income. However, it is not contemplated that the reserves will be used in a manner that will create tax liabilities.

(8) Stockholders' Equity and Regulatory Matters

The Company's principal source of funds to pay dividends on the Company's common stock is dividends received from the Bank. In any calendar year, approval of the Superintendent of Banks of the State of New York is required prior to the Bank declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years. Under the regulations, the Bank has approximately $4,149,000 available for payment of dividends to the Company at December 31, 1998.

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1998, the Bank was required to maintain a minimum Tier I capital (as defined in the regulations) to average assets ratio of 4%, and minimum ratios of Tier I capital and total capital to risk weighted assets (as defined) of 4% and 8%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. Generally, an institution is considered well-capitalized if it has a Tier I capital ratio (to average assets) of at least 5%, a Tier I capital ratio (to risk weighted assets) of at least 6%, and a total capital ratio (to risk weighted assets) of at least 10%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weighting and other factors.

Management believes that as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, compared with the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands):

                                                                                         For Classification
                                               Actual           Minimum Adequacy         As Well-Capitalized
                                     -----------------------  -----------------------  -----------------------
                                        Amount      Ratio        Amount      Ratio        Amount      Ratio
                                        ------      -----        ------      -----        ------      -----
              1998
----------------------------------
Tier I Capital (to average
assets)                                 $ 18,612      6.78%      10,978      4.00%        13,722      5.00%
Tier I Capital (to risk weighted
assets)                                   18,612     10.04%       7,415      4.00%        11,123      6.00%
Total Capital (to risk weighted
assets)                                   20,941     11.30%      14,830      8.00%        18,538     10.00%

              1997
----------------------------------
Tier I Capital (to average
assets)                                   17,173      6.91%       9,937      4.00%        12,421      5.00%
Tier I Capital (to risk weighted
assets)                                   17,173     10.06%       6,830      4.00%        10,246      6.00%
Total Capital (to risk weighted
assets)                                   19,319     11.31%      13,661      8.00%        17,076     10.00%


The Company's capital amounts and ratios as of December 31, 1998 and 1997 were not materially different than those of the Bank.

(9) Employee Benefits and Stock Plans

The Company adopted a Stock Option Plan which was approved by the stockholders in 1987 (the "1987 Plan"). Under the 1987 Plan, 76,765 shares of authorized but unissued common stock were reserved for the granting of options to officers and key employees. Options are granted at the market price of shares at the date of grant, adjusted when applicable for the effect of stock dividends, become exercisable 20% per year after the date of grant and must be exercised within 10 years of the date of grant. All options available under the plan have been granted.

To supplement the 1987 Plan, the Company adopted a Stock Option Plan which was approved by the stockholders in 1991 (the "1991 Plan"). Under the 1991 Plan, 69,350 shares of authorized but unissued common stock were reserved for future issuance. The terms, conditions, and provisions of the 1991 Plan are substantially the same as those of the 1987 Plan described above, except that the vesting of options is determined by the Company's board of directors at the time of grant. At December 31, 1998, there were 4,313 options available for grant.

The Company adopted an additional Stock Option Plan which was approved by the stockholders in 1998 (the "1998 Plan"). Under the 1998 Plan, 71,500 shares of authorized but unissued common stock were reserved for future issuance. The terms, conditions, and provisions of the 1998 Plan are substantially the same as those of the 1991 Plan. At December 31, 1998, all 71,500 options were available for grant.

The 1995 Non-Employee Directors Warrant Plan (the "1995 Warrant Plan") was established to attract, retain and compensate for the services of highly qualified individuals who are not employees of Company or the Bank, as members of their respective boards of directors, and to enable them to increase their ownership in the Company's common stock. Shares subject to warrants granted may be authorized-but-unissued shares, treasury shares, shares purchased on the open market or shares issued pursuant to a rights offering or dividends. If any warrant is surrendered before exercise, or lapses without exercise, or for any other reason ceases to be exercisable, in whole or in part, the shares reserved for the unexercised portion thereof shall continue to be available for the grant of warrants hereunder. Each warrant that is granted vests and becomes exercisable over a three-year period in increments of one-third on each anniversary of the grant date. In 1998 and 1997, 15,000 and 13,500 warrants, respectively, were granted at exercise prices of $19.59 and $12.83, respectively. There were no warrants issued in 1996. The 1995 Warrant Plan expired on April 1, 1998.

The 1998 Non-Employee Directors Warrant Plan (the "1998 Warrant Plan") was established to replace the 1995 Warrant Plan. The total number of shares that may be issued pursuant to warrants granted under the 1998 Warrant Plan shall not exceed 65,000. The terms, conditions, and provisions of the 1998 Warrant Plan are substantially the same as those of the 1995 Warrant Plan described above. There were no warrants issued under the 1998 Warrant Plan in 1998.

Stock option and warrant activity during the periods indicated is summarized as follows:

-----------------------------------------------------------------------------------------------------
                                                                      Number of          Weighted
                                                                     shares under         average
                                                                        option           exercise
                                                                                           price
-----------------------------------------------------------------------------------------------------
Outstanding, December 31, 1995                                          88,050           $ 6.39
  Granted                                                               22,000             9.17
  Exercised                                                            (20,775)            5.65
-----------------------------------------------------------------------------------------------------
Outstanding, December 31, 1996                                          89,275             7.24
-----------------------------------------------------------------------------------------------------
  Granted                                                               27,300             11.82
  Exercised                                                             (7,350)             6.24
  Forfeited                                                             (6,375)             8.27
-----------------------------------------------------------------------------------------------------
Outstanding, December 31, 1997                                         102,850              8.46
-----------------------------------------------------------------------------------------------------
Granted                                                                 26,000             19.45
Exercised                                                              (7,780)              7.81
Forfeited                                                              (2,520)             15.15
-----------------------------------------------------------------------------------------------------
Outstanding December 31, 1998                                          118,550           $ 10.77
=====================================================================================================

The range of exercise prices and weighted average remaining contractual life of outstanding options and warrants at December 31, 1998 is summarized as follows:

                               Exercise    Weighted Average   Weighted Average
   Number of Shares               Price         Exercise        Contractual
     Under Option                 Range          Price          Life (Years)
------------------------------------------------------------------------------
         2,625           $         3.50        $    3.50             1.95
        42,725             5.66 -  6.83             6.39             5.07
        36,700             9.16 - 10.83             9.93             7.45
        12,000                    12.83            12.83             8.25
        24,500            19.25 - 19.59            19.44             9.20

At December 31, 1998, 61,255 options and warrants were exercisable, and the weighted-average exercise price was $7.62.

The fair value of the stock options and warrants granted was arrived at using the Black Scholes option-pricing model. The results and the assumptions used for the options and warrants granted during 1998, 1997 and 1996 are summarized as follows:

                                                            1998      1997    1996
------------------------------------------------------------------------------------
                      Weighted-average fair value       $  5.76      3.56     2.38
                      Expected dividend yield              1.92%     1.32%    2.55%
                      Risk free interest rate              5.50%     5.70%    6.10%
                      Expected life (years)                   5         5        5
                      Volatility ratio                    26.61%    26.61%   25.42%

The Company applies APB Opinion No. 25 in accounting for its option and warrant plans, and accordingly, no compensation cost has been recognized for stock options and warrants in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options and warrants at the grant date under SFAS No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated below:

                                                                               1998     1997      1996
------------------------------------------------------------------------------------------------------
                       Net income (in thousands):
                       As reported                                          $  1,649    1,662    1,481
                       Pro forma                                               1,552    1,599    1,431

                       Earnings per share:
                       Basic
                       As reported                                             $1.14     1.16   1.05
                       Pro forma                                                1.07     1.12   1.01

                       Diluted
                       As reported                                              1.11     1.13   1.03
                       Pro forma                                                1.04     1.08   0.99

The full impact of calculating compensation for stock options and warrants under SFAS No. 123 is reflected in the pro forma net income amounts because options and warrants are generally granted based upon past service.

The Company maintains an Employee Stock Ownership Plan (the "ESOP") which covers substantially all employees who have completed one year of service, with participants vesting in shares purchased by the ESOP based upon a graduated scale over a 7 year period. The Company pays all administrative expenses associated with the ESOP. In 1997, the Company contributed $25,000 to the ESOP trust. No contributions were made by the Company in 1998 and 1996. At December 31, 1998, all shares in the plan were allocated to plan participants.

The Bank has a 401(k) Savings Plan which covers all full time salaried employees who have completed one year of service and are at least 21 years old. Expense of the Plan in 1998, 1997 and 1996 was approximately $223,000, $113,000 and $109,000, respectively.

The 1995 Non-Employee Directors Stock Plan (the "Plan") was approved by stockholders and adopted by the Company in 1995. The Plan was established to attract, retain and compensate for the services of highly qualified individuals who are not employees of the Company or the Bank, as members of their respective boards of directors, and to enable them to increase their ownership in the Company's common stock through automatic, non-discretionary awards of shares in lieu of cash meeting fees otherwise payable to them. The total number of shares that may be awarded pursuant to the plan shall not exceed 37,500. Shares awarded may be authorized-but-unissued shares, treasury shares or shares purchased on the open market. The Plan terminates on December 31, 1999 unless terminated earlier by the board of directors or extended by the board with the approval of stockholders. During 1998, 1997 and 1996, 3,619, 3,473 and 4,985 shares were awarded, respectively. At December 31, 1998, 23,450 shares were available for award. The cost of shares issued in lieu of cash payments under the Plan was $65,000, $47,000 and $47,000 in 1998, 1997 and 1996, respectively.

The Company maintains an Employee Stock Purchase Plan which allows, subject to certain limitations, eligible Company employees to purchase shares of Skaneateles Bancorp common stock for 95% of the market value of such stock through payroll deductions.

 (10) Commitments

The Bank occupies six branches and other office space under noncancellable operating leases with remaining terms through 2010. A summary of future minimum rental commitments under the terms of such leases at December 31, 1998 follows (in thousands):

Year                                                               Amount
--------------------------------------------------------------------------
1999                                                           $      396
2000                                                                  417
2001                                                                  380
2002                                                                  387
2003                                                                  387
Subsequent years                                                    1,325
--------------------------------------------------------------------------
                                                                  $ 3,292
==========================================================================

Rent expense amounted to approximately $408,000, $349,000, and $371,000 for 1998, 1997 and 1996, respectively.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce exposure to fluctuations in interest rates. Those financial instruments include commitments to extend credit and an interest rate floor. Those instruments involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the consolidated balance sheets. Credit risk represents the accounting loss that would be recognized at the reporting date if obligated counterparties failed completely to perform as contracted. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. Market risk represents the risk that future changes in market prices make a financial instrument less valuable.

Commitments to fund loans (including lines of credit) and outstanding letters of credit were approximately $27,106,000 and $171,000, respectively, at December 31, 1998, and $20,479,000 and $168,000, respectively, at December 31, 1997.
Approximately $4,339,000 of the loan commitments at December 31, 1998 were for fixed rates of interest.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual or notional amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company controls its credit risk through credit approvals, limits, and monitoring procedures.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

The Bank has an interest rate floor outstanding on $18,000,000 of prime-based loans at December 31, 1998. Interest rate floors require the payment of a fee for the right to receive interest payments on the contract notional amount when a floating rate (typically prime) falls below a strike rate. The original term of the floor was three years with an expiration date of February 1999. Under the agreement, which expired in February 1999, the Bank received payments on a quarterly basis when the prime rate dropped below 8.25% (the "strike rate"), in the amount by which the prime rate fell below the strike rate multiplied by the notional amount of the floor ($18,000,000). The impact on net interest income is the excess of the strike rate over the floating rate less the periodic amortization of the fee paid.

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the proceedings should not have a material effect on the financial condition or results of operations of the Company.

(11) Concentrations of Credit

A substantial portion of the Company's loans are secured by real estate in Central New York State. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

(12) Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Securities: Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable rate loans that reprice frequently and loans due on demand with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (i.e. one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold on the secondary market, adjusted for differences in loan characteristics. The fair values of other loans (i.e. commercial real estate, rental property mortgage loans and business loans) are estimated using discounted cash flow analyses based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to fund loans and an interest rate floor contract) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of loan origination commitments, lines of credit, standby letters of credit, and interest rate floor contracts were estimated based on an analysis of the interest rates, fees currently charged and market quotes, if available, for similar transactions. These fair values were not significantly different from the carrying amounts, which were not material, at December 31, 1998 and 1997.

Deposits: The fair values disclosed for demand deposits (interest and non-interest checking, savings accounts, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). Fair values for fixed-rate time certificates are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the time deposits.

These estimated fair values do not include the value of core deposit relationships which comprise a significant portion of the Company's deposit base. Management believes that the Company's core deposit relationships provide a relatively stable, low-cost funding source which has a substantial intangible value separate from the deposit balances.

Borrowings: The carrying amounts reported in the balance sheet for overnight borrowings approximate the fair values of those liabilities. The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The following is a summary of the carrying values and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 (in thousands):

                                                                1998                                  1997
                                                     ---------------------------           ---------------------------
                                                          Carrying       Fair                  Carrying         Fair
                                                            Value        Value                   Value         Value
----------------------------------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents                        $     33,638       33,638
                                                                                                 16,358        16,358
     Securities available for sale                          14,799       14,799
                                                                                                  8,416         8,416
     Securities held to maturity                             4,015        4,171
                                                                                                  7,705         7,935
     Federal Home Loan Bank stock                            1,561        1,561
                                                                                                  1,561         1,561
     Loans                                                 212,578      215,594
                                                                                                212,462       213,736

Financial liabilities:
     Demand, NOW, savings, escrow, and
       Money market accounts                               137,261      137,261                 112,946       112,946
     Time certificates                                     100,072      100,789
                                                                                                105,072       105,565
     Borrowings                                             15,979       16,546
                                                                                                 18,057        18,607

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(13) Parent Company Financial Information

The following presents the condensed balance sheets of the Company (parent only) as of December 31, 1998 and 1997 and its condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

Condensed Balance Sheets

                                                                            1998          1997
-------------------------------------------------------------------------------------------------------------
Assets:
  Cash                                                               $       133            56
  Investment in subsidiary                                                18,968        17,615
-------------------------------------------------------------------------------------------------------------
    Total Assets                                                     $    19,101        17,671
=============================================================================================================
  Stockholders' equity                                               $    19,101        17,671
=============================================================================================================
Condensed Statements of Income

                                                                            1998          1997          1996
-------------------------------------------------------------------------------------------------------------
Income:
  Dividends from subsidiary                                           $      302           190           151
  Equity in undistributed income of subsidiary                             1,347         1,472         1,330
-------------------------------------------------------------------------------------------------------------
    Net income                                                        $    1,649         1,662         1,481
=============================================================================================================


Condensed Statements of Cash Flows

                                                                            1998          1997          1996
-------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                          $    1,649         1,662         1,481
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed income of subsidiary                            (1,347)       (1,472)       (1,330)
-------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                302           190           151
-------------------------------------------------------------------------------------------------------------
Financing activities:
  Cash dividends paid on common stock                                       (404)         (385)         (264)
  Proceeds from issuance of stock pursuant to stock plans                    179           142           164
-------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                   (225)         (243)         (100)
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                               77           (53)           51
Cash at beginning of year                                                     56           109            58
-------------------------------------------------------------------------------------------------------------
Cash at end of year                                                          133            56           109
=============================================================================================================

(14) Earnings Per Share

The following table presents a reconciliation of the numerator and denominator of the earnings per share computations (in thousands except share and per-share amounts):

                                                                        Year ended December 31, 1998
                                                             ----------------------------------------------------
                                                                 Income            Shares          Per-share
                                                               (Numerator)     (Denominator)         Amount
                                                             ---------------- ----------------- -----------------
Basic earnings per share:
Net income                                                       $ 1,649         1,444,264           $ 1.14
Effect of assumed exercise of stock options and warrants               0            47,908

Diluted earnings per share:
Income available to common shareholders
                                                             ---------------- ----------------- -----------------
and assumed exercise of stock options and warrants               $ 1,649         1,492,172           $ 1.11
                                                             ====================================================

                                                                        Year ended December 31, 1997
                                                             ----------------------------------------------------
                                                                 Income            Shares          Per-share
                                                               (Numerator)     (Denominator)         Amount
                                                             ---------------- ----------------- -----------------
Basic earnings per share:
Net income                                                       $ 1,662         1,430,177           $ 1.16
Effect of assumed exercise of stock options and warrants               0            45,647

Diluted earnings per share:
Income available to common shareholders
                                                             ---------------- ----------------- -----------------
and assumed exercise of stock options and warrants               $ 1,662         1,475,824           $ 1.13
                                                             ====================================================

                                                                        Year ended December 31, 1996
                                                             ----------------------------------------------------
                                                                 Income            Shares          Per-share
                                                               (Numerator)     (Denominator)         Amount
                                                             ---------------- ----------------- -----------------
Basic earnings per share:
Net income                                                       $ 1,481         1,411,565           $ 1.05
Effect of assumed exercise of stock options                            0            33,322

Diluted earnings per share:
Income available to common shareholders
                                                             ---------------- ----------------- -----------------
and assumed exercise of stock options                            $ 1,481         1,444,887           $ 1.03
                                                             ====================================================

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 1998 and 1997 (in thousands, except for per share data):


                                                                     1998 Quarter Ended                        Total
--------------------------------------------------------------------------------------------------------------
                                                March 31      June 30     September 30       December 31        Year
--------------------------------------------------------------------------------------------------------------------
Total interest income                           $  4,884        5,065            5,083             5,023      20,044

Total interest expense                             2,376        2,391            2,425             2,327       9,519
--------------------------------------------------------------------------------------------------------------------
   Net interest income                             2,508        2,674            2,658             2,696      10,536

Provision for loan losses                            100          150              200               225         675
--------------------------------------------------------------------------------------------------------------------
Net interest income after

  provision for loan losses                        2,408        2,524            2,458             2,471       9,861

Net gain on sale of loans                             21           24              122                39         206

Other operating income                               449          525              554               604       2,132

Other operating expense                            2,341        2,422            2,480             2,433       9,676
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                           537          651              654               681       2,523

Income tax expense                                   190          233              233               218         874
--------------------------------------------------------------------------------------------------------------------
   Net income                                  $     347          418              421               463       1,649
====================================================================================================================
Net income per common share - basic            $     .24          .29              .29               .32        1.14

Net income per common share - diluted          $     .23          .28              .28               .31        1.11
====================================================================================================================

                                                                     1997 Quarter Ended
                                                                                                               Total
---------------------------------------------------------------------------------------------------------
                                                March 31      June 30     September 30       December 31        Year
--------------------------------------------------------------------------------------------------------------------

Total interest income                           $  4,572        4,710            4,853             4,830      18,965

Total interest expense                             2,330        2,330            2,381             2,394       9,435
--------------------------------------------------------------------------------------------------------------------
   Net interest income                             2,242        2,380            2,472             2,436       9,530

Provision for loan losses                            100          100              200               100         500
--------------------------------------------------------------------------------------------------------------------
Net interest income after

  provision for loan losses                        2,142        2,280            2,272             2,336       9,030

Net gain on sale of loans                             50           15                8                 8          81

Other operating income                               371          434              457               506       1,768

Other operating expense                            1,939        2,035            2,076             2,258       8,308
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                           624          694              661               592       2,571

Income tax expense                                   222          247              231               209         909
--------------------------------------------------------------------------------------------------------------------
   Net income                                   $    402          447              430               383       1,662
====================================================================================================================
Net income per common share - basic             $    .28          .31              .30               .27        1.16

Net income per common share - diluted           $    .28          .30              .29               .26        1.13
====================================================================================================================

Summation of the quarterly earnings per common share does not necessarily equal the annual amount due to the averaging effect of the number of shares throughout the year.

Subsequent Events (Unaudited)

        On January 25, 1999, the Company entered into a definitive Agreement and Plan of Merger with BSB Bancorp, Inc. ("BSB"), which provides for the acquisition of the Company by BSB in a tax-free, stock-for-stock exchange to be accounted for as a pooling of interests. In the transaction, Skaneateles Bancorp, Inc. stockholders will receive 0.970 shares of BSB stock for each share of Skaneateles stock. Based on BSB's closing price on January 22, 1999 (the last trading day before the Agreement and Plan of Merger was signed), Skaneateles stockholders will receive $27.89 per share in BSB stock, for a total transaction value of approximately $41 million.

     The definitive Agreement and Plan of Merger, which has been approved by both BSB's and the Company's boards of directors, is subject to approval by the Skaneateles stockholders as well as by regulatory authorities. The transaction is expected to close in Summer of 1999. In connection with the Agreement and Plan of Merger, Skaneateles Bancorp also granted BSB an option to purchase 290,142 newly issued shares (19.9% of the Company's outstanding stock).

                           SELECTED PERFORMANCE RATIOS

           Selected performance ratios of the Company are as follows:

                                                                     Year ended December 31,
                                                            ------------------------------------------
                                                                1998           1997           1996
                                                            ------------   ------------   ------------
Return on Assets
     Net Income/Average Total Assets                                .62%           .68%           .65%

Return on Equity
     Net Income/Average Stockholders' Equity                       8.92%          9.66%          9.43%

Dividend Payout Ratio
     Cash Dividends Declared/Net Income                           24.50%         22.92%         17.83%

Equity to Asset Ratio
     Average Stockholders' Equity/Average Total Assets             7.00%          7.01%          6.91%


                                    PERSONNEL

     As of December 31, 1998 Skaneateles had 122 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and Skaneateles considers its relationship with its employees to be good.

Item 2.        PROPERTIES

     Skaneateles conducts its business from nine full-service banking offices and one administrative office. The following table sets forth certain information relating to each of Skaneateles' offices as of December 31, 1998.

                                                                  Lease Expiration          Net Book

                                              Owned                Date Including           Value at

                                            or Leased                 Options           December 31, 1998
                                     -------------------------------------------------------------------------------
Branch Office Location                                                                   (In Thousands)
------------------------------
33 E. Genesee Street
Skaneateles, New York   13152                 Owned                Not Applicable             $ 408

431 E. Fayette Street
Syracuse, New York   13202                    Owned                Not Applicable             2,870

5791 East Seymour Street
Cicero, New York 13039                        Owned                Not Applicable              570

100 Kasson Road
Camillus, New York   13031                    Leased                    2000                    27

Teall Ave. & Grant Blvd.
Syracuse, New York   13206                    Leased                    2014                   146

3803 Brewerton Road
North Syracuse, New York 13212                Leased                    2009                   165

7785 Frontage Road
Cicero, New York 13039                        Leased                    2010                   161

137 East State Street
Oswego, New York 13126                        Leased                    2010                   176

5100 West Taft Road
Liverpool, New York  13088                    Leased                    2007                   174



Administrative Office
------------------------------

27 Fennell Street
Skaneateles, New York                         Leased                    2005                   191
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

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, there were no matters submitted to a vote of the stockholders of Skaneateles Bancorp, Inc.


PART II.

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The common stock of Skaneateles Bancorp, Inc. trades on the NASDAQ National Market System under the ticker symbol "SKAN".

     The following table shows the range of high and low closing stock prices for each quarter of 1998 and 1997:


                           1998                               1997
                  -----------------------            -----------------------
Quarter             High        Low                     High        Low
-------             -----       ----                    -----       ----
Fourth            $ 16.00       12.50                   22.13      18.00
Third               18.50       11.19                   19.67      13.59
Second              20.75       17.19                   14.00      12.25
First               22.38       18.75                   13.33      10.67


     On March 10, 1999, there were 1,452,372 shares of Common Stock issued and outstanding, held of record by 533 stockholders, and the Company had no other class of equity securities outstanding.

Quarterly cash dividends totaling $.28 and $.27 per share were declared in 1998 and 1997, respectively.

On January 22, 1999, the last day of trading prior to the announcement by Skaneateles of the proposed merger with BSB, the closing price of Skaneateles' common stock was $19.00.

The effect of Skaneateles' proposed merger with BSB will have on: (i) ownership of common stock by any person (including any "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to be the beneficial owner of more than 5% of the common stock of Skaneateles; (ii) each director; and (iii) all officers and directors as a group is set forth at Item 12 on page 62 under the caption "Principal Holders of Common Stock."

Item 6.        SELECTED FINANCIAL DATA

     The information required by this item is included in the section captioned "Five Year Summary of Selected Financial Data" in this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in the section captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" in this report.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in the section captioned "Asset/Liability Management" in this report.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in the section captioned "Financial Statements And Supplementary Data" beginning at page 26 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III.

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS. The following information is supplied with respect to the directors of the Company as of December 31, 1998. Additional information required by this item is included in the section captioned "Security Ownership Of Certain Beneficial Owners And Management".

Directors with a Term Expiring in 1999


                                       Position with the Company and Principal         Director of
Name                             Age   Occupation During the Past Five Years (1)        Bank Since
-----------------------------------------------------------------------------------------------------
David E. Blackwell               60    Director; Retired, President, Auburn Steel         1993
                                       Company, Inc., a steel manufacturer.

Howard J. Miller                 66    Director; Retired, Vice President,                 1993
                                       Distribution Crucible Service Centers,
                                       a steel manufacturer.

Raymond C. Traver, Jr., M.D.     56    Director; Retired, Orthopedic Surgeon,             1990
                                       Raymond C. Traver, Jr., M.D. P.C.

(1) None of the companies listed are affiliated with the Company.


Directors with a Term Expiring in 2000


                                                                                       Director
                                       Position with the Company and Principal          of Bank
Name                             Age   Occupation During the Past Five Years (1)         Since
-------------------------------------------------------------------------------------------------
Israel Berkman                   70    Director; Retired, Examining Officer of the      1992
                                       Federal Reserve Bank of New York.

Ann G. Higbee                    56    Director; Managing Partner, Public Relations     1993
                                       Services, Eric Mower and Associates, an
                                       advertising agency.

Anne E. O'Connor                 63    Director; Corporate Secretary, Kopp Billing      1995
                                       Agency, a medical billing agency.

(1) None of the companies listed are affiliated with the Company.



Directors with a Term Expiring in 2001


                                       Position with the Company and Principal        Director of
Name                             Age   Occupation During the Past Five Years          Bank Since (2)
----------------------------------------------------------------------------------------------------
Walter D. Copeland               65    Director; Retired, President, Walter D.            1994
                                       Copeland Organization, Inc. (1), a real
                                       estate consulting company.

John P. Driscoll                 59    Chairman, President and Chief Executive            1992
                                       Officer of the Company.

Carl W. Gerst, Jr.               61    Director; Vice President and Chief Technical       1982
                                       Officer, Anaren Microwave, Inc. (1), a
                                       manufacturer of microwave and electronic
                                       subsystems for commercial and defense
                                       applications.

John Bernard Henry               70    Director; Distinguished Service Professor,         1989
                                       State University of New York Health Science
                                       Center at Syracuse. (1)

(1) Not affiliated with the Company.
(2) Includes terms as Trustee prior to the Bank's conversion from a mutual to stock form of organization on May 30, 1986.


     EXECUTIVE OFFICERS. The following information is supplied with respect to the executive officers of the Company:

                                                                                                    Number of
                                                                                                      Years
                                                                                                        in
                                         Position with the Company and Principal                      Current
Name                           Age       Occupation During the Past Five Years                       Position
-------------------------------------------------------------------------------------------------------------
John P. Driscoll               59        Chairman, President and Chief Executive Officer.                 6
J. David Hammond               54        Executive Vice President & Secretary. Vice President
                                         Chase Manhattan Bank, NA.                                        3
J. Daniel Mohr                 33        Vice President and Treasurer                                     6
William J. Welch               49        Vice President, Asst. Secretary & Asst. Treasurer                6

   Officers of the Company are re-elected annually by the Board of Directors.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires the reporting of transactions by insiders in the Company's Common Stock to the Securities and Exchange Commission (the "Commission") within required time frames. All filings required under Section 16 of the Exchange Act during 1998 were made in a timely manner, except for a Form 4 due for the month of April 1998 for the following directors: Israel Berkman, David E. Blackwell, Walter D. Copeland, Carl W. Gerst, Jr., Ann G. Higbee, John Bernard Henry, Howard J. Miller, Anne E. O'Connor and Raymond C. Traver, Jr. The forms, reporting the issuance of stock by the Company pursuant to its 1995 Non-Employee Directors Stock Plan, were filed late due to an oversight. In making these statements, the Company has relied solely on a review of the forms submitted to it during 1998 and on written representations of its incumbent executive officers and directors.

Item 11.       EXECUTIVE COMPENSATION

     Since the formation of Skaneateles Bancorp, Inc., none of its executive officers has received any separate form of compensation from the Company. Officers receive compensation in their positions as officers of the Bank.

     The following table sets forth the compensation paid by the Bank to the Company's Chairman, President and Chief Executive Officer and to each executive officer whose aggregate annual salary and bonus exceeded $100,000 for services rendered in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                Long Term
                                                      Annual Compensation                      Compensation
                                           --------------------------------------------      --------------
                                                                                                Securities
                                                                                                Underlying
                                                                            Other Annual        Options (#)          All Other
Name and Principal Position     Year        Salary (1)        Bonus        Compensation                             Compensation
----------------------------------------------------------------------------------------------------------------------------------
John P. Driscoll                1998      $ 169,129(2)     $ 27,600(3)      $ 11,713(4)           5,000              $ 18,004(5)
Chairman, President & CEO       1997        143,691          34,588           11,635              5,700                21,233
                                1996        141,969          30,670           17,936              4,667                18,475

J. David Hammond                1998        101,924           9,857(3)          0                 1,500                10,878(6)
Executive Vice President &      1997         94,248          13,436             0                 3,000                 6,165
Secretary                       1996         92,777           9,170             0                 1,500                 1,492

(1) Includes the cost of shares allocated under the Company's Employee Stock Ownership Plan.
(2) Includes $14,200 payable under a defined contribution Supplemental Retirement Agreement dated January 1, 1998.
(3)  Bonuses were paid for the year ended December 31, 1998 in February 1999.
(4)  Comprised entirely of country club dues.
(5) Includes contributions to the Company's 401(k) plan totaling $10,877 and premium payments on an individual flexible premium deferred variable annuity totaling $7,127.
(6)  Comprised entirely of contributions to the Company's 401(k) plan.

                              OPTION GRANTS IN 1998

     The following table sets forth stock options granted to the Company's Chairman, President and Chief Executive Officer and named executive officers during 1998.


                                                       Individual Grants
-------------------------------------------------------------------------------------------------------------------------------
                          Number of
                          Securities          % of Total
                          Underlying       Options Granted
                        Options Granted    to Employees in       Exercise Price      Expiration          Grant Date Present
Name                          (1)                1998              Per Share            Date                    Value (2)
-------------------------------------------------------------------------------------------------------------------------------
John P. Driscoll             5,000                45.5               $ 19.25         February 2008            $ 28,495
J. David Hammond             1,500                13.6                 19.25         February 2008               8,548

(1) Options were granted on February 11, 1998 under the Company's 1991 Long Term Incentive and Capital Accumulation Plan, and are exercisable 50% per year after date of grant.

(2) The Black-Scholes option pricing model was used to calculate the grant date present value. Significant assumptions are as follows:
             -  expected stock price volatility                26.61%
             -  risk-free rate of return                        5.50%
             -  expected dividend yield                         1.92%
             -  Expected time of exercise                      5 years


       AGGREGATED OPTION EXERCISES IN 1998 AND 1998 YEAR END OPTION VALUES

     The following table sets forth information with respect to the Chief Executive Officer and named executive officers, concerning exercises of stock options during 1998 and the number and value of unexercised options held at December 31, 1998.

                                                               Number of Securities               Value of Unexercised
                                                          Underlying Unexercised Options    In-the-Money Options at December
                           Shares                              at December 31, 1998                   31, 1998 (2)
                          Acquired            Value       --------------------------------  ---------------------------------
         Name          on Exercise(#)      Realized(1)     Exercisable      Unexercisable     Exercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
John P. Driscoll             100            $ 822             34,950           14,450           $ 278,533          55,430
J. David Hammond              0               0                6,900            7,350              32,860          28,293

(1) Market value of underlying securities at exercise, minus the exercise price.
(2) Market value of underlying securities at December 31, 1998, minus the exercise price.

COMPENSATION OF DIRECTORS
     Directors who are not executive officers of the Company receive a fee of $500 per Board meeting attended. In addition, non-officer members of committees of the Board receive a fee of $250 per committee meeting attended. Directors who are also officers of the Company receive no compensation for attendance at Board or committee meetings.

     The 1995 Non-Employee Directors Warrant Plan (the "1995 Warrant Plan") was established to attract, retain and compensate for the services of highly qualified individuals who are not employees of Company or the Bank, as members of their respective boards of directors, and to enable them to increase their ownership in the Company's Common Stock. Under the 1995 Warrant Plan, those outside directors receive warrants (or options) to purchase shares of Common Stock only if the Company achieves specified performance levels. The total number of shares that may be issued pursuant to warrants granted under the 1995 Warrant Plan shall not exceed 112,500. Each warrant that is granted vests and becomes exercisable over a three-year period in increments of one-third on each anniversary of the grant date. In April 1998, 15,000 warrants were granted at an exercise price of $19.59 per share. This plan expired on April 1, 1998.

     The 1998 Non-Employee Directors Warrant Plan (the "1998 Warrant Plan") replaced the 1995 Warrant Plan. The terms of the 1998 Warrant Plan are identical to those of the 1995 Warrant Plan, except for the specific performance measurements under which warrants are granted. The total number of shares that may be issued pursuant to warrants granted under the 1998 Warrant Plan shall not exceed 65,000.

EMPLOYMENT AGREEMENTS

     Mr. Driscoll has an employment agreement with the Company and the Bank which provides for an annual adjustment in Mr. Driscoll's salary as determined by the Board of Directors based upon an annual review of his compensation. The Board of Directors has set Mr. Driscoll's base salary for 1999 at $147,660. Mr. Driscoll is also entitled to receive cash bonuses based on the Company's attainment of specific levels of earnings per share, and as the Board, in its discretion, may award.

     Under his agreement, Mr. Driscoll will receive a continuation of his salary and benefits for three years if his employment is terminated by the Company for any reason other than "cause", including a "change in control" of the Company.

     The Company and the Bank also entered into agreements with J. David Hammond, Executive Vice President, and William Welch, J. Daniel Mohr and Karen Lockwood, Vice Presidents, pursuant to which they will receive a continuation of their respective salaries and benefits for eighteen months (twenty-four in the case of Mr. Hammond) if a "change in control" of the Company occurs.

     The named executive officers, like all eligible employees of the Bank, are entitled to receive a bonus tied to specified target levels of the Company's earnings per share, as well as to individual and departmental goals.

PERFORMANCE GRAPH

     The following graph compares cumulative total shareholder returns on the Company's stock over the last five years to the NASDAQ Stock Market Index for U.S. companies and the NASDAQ Bank Index. Total return values were calculated assuming a $100 investment on December 31, 1993 and reinvestment of all dividends. The following graph shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the 1934 Act, and shall not be deemed filed under either such act.

                                  Total Return
--------------------------------------------------------------------------------
                  SKANEATELES
      DATE           BANCORP                NASDAQ US              NASDAQ Bank
--------------------------------------------------------------------------------
        1993           100                     100                     100
        1994           120                     98                      100
        1995           156                     138                     148
        1996           183                     170                     196
        1997           381                     209                     328
        1998           274                     293                     325

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        PRINCIPAL HOLDERS OF COMMON STOCK

     The following table (with notes thereto) sets forth information as of the March 10, 1999 with respect to ownership of Common Stock by any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of Common Stock and with respect to ownership of Common Stock by all directors and executive officers of the Company as a group (such information being based on information filed by or on behalf of the beneficial holder concerned).

                                                     Amount and Nature of Beneficial    Percent of
Name and Address of Beneficial Owner                          Ownership (1)                Class
--------------------------------------------------------------------------------------------------
Jeffrey L. Gendell                                              132,300(2)                 8.72%
Tontine Partners, L.P.
31 West 52nd Street, 17th Floor
New York, NY 10019

Dimensional Fund Advisors                                        90,000(3)                 5.93%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Directors and executive officers of the Company                 139,509(4)                 9.19%
33 East Genesee Street
Skaneateles, NY 13152


(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("1934 Act"), a person is deemed to be the beneficial owner for purposes of this table of any shares of Common Stock (a) over which he or she has or shares voting or investment power, or (b) of which he or she has the right to acquire beneficial ownership at any time within 60 days from March 10, 1999. For purposes of the 1934 Act, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose or direct the disposition of shares. All shares shown in the table above have sole voting and investment power, except as otherwise indicated. This table includes shares of Common Stock subject to outstanding options granted pursuant to the Company's Employee Stock Option and Director's Warrant Plans. As of December 31, 1998, executive officers as a group held vested options to purchase 62,875 shares. There were 4,000 vested warrants as of this date. See "Compensation of Executive Officers."

(2) As reported by Jeffrey L. Gendell and Tontine Financial Partners, L.P., a Delaware limited partnership ("Tontine"), in a statement as of September 28, 1995 on Schedule 13D under the Exchange Act. Of the 132,300 shares reported above, Mr. Gendell reported sole dispositive powers as to 52,500 shares, and both Mr. Gendell and Tontine reported shared voting and dispositive powers as to 79,800 shares.

(3) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the Issuer that are owned by the Portfolios. All securities of the Issuer are owned by the Portfolios, and Dimensional disclaims beneficial ownership of such securities.

     Sole Voting Power:           90,000
     Shared Voting Power:         0
     Sole Dispositive Power:      90,000
     Shared Dispositive Power:    0

(4) Directors and executive officers of Skaneateles Bancorp, Inc. as a group reported beneficial ownership of 139,509 shares on Schedule 13D filed on February 16, 1999 in connection with the execution of a Stockholder Agreement (the "Agreement") with BSB Bancorp, Inc., dated as of January 25, 1999. Pursuant to the Agreement, each stockholder who executed the Agreement agreed to vote in favor of the Agreement and Plan of Merger By and Between Skaneateles Bancorp, Inc. and BSB Bancorp, Inc. The members of the group, their positions with the Company and their voting and dispositive powers is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                                Pro forma
                                                        Percent     Sole     Shared       Sole     Shared      Percent of
                  Name                 Common Stock       Of      Voting    Voting     Dispositive Dispositive    Class
                Position               Beneficially      Class     Power      Power      Power       Power        After
                                          Owned                                                                 Proposed
                                                                                                               Merger (i)
--------------------------------------------------------------------------------------------------------------------------
     John P. Driscoll                          44,341      2.91%    44,341          0      44,341           0         .33%
     Chairman, President and
     Chief Executive Officer
--------------------------------------------------------------------------------------------------------------------------
     J. David Hammond                          14,623        96%    14,623          0      14,623           0         .11%
     Executive Vice President and
     Secretary
--------------------------------------------------------------------------------------------------------------------------
     Karen E. Lockwood                          6,623       .44%     6,623          0       6,623           0         .05%
     Vice President of Skaneateles
     Savings Bank
--------------------------------------------------------------------------------------------------------------------------
     J. Daniel Mohr                             3,168       .21%     3,168          0       3,168           0         .02%
     Vice President and Treasurer
--------------------------------------------------------------------------------------------------------------------------
     William J. Welch                          14,993       .99%    14,993          0      14,993           0         .11%
     Vice President, Assistant
     Secretary and Assistant
     Treasurer
--------------------------------------------------------------------------------------------------------------------------
     Israel Berkman                             3,934       .26%     3,934          0       3,934           0         .03%
     Director
--------------------------------------------------------------------------------------------------------------------------
     David E. Blackwell                         3,071       .20%     3,071          0       3,071           0         .02%
     Director
--------------------------------------------------------------------------------------------------------------------------
     Walter D. Copeland (ii)                    2,488       .16%         0      2,488           0       2,488         .02%
     Director
--------------------------------------------------------------------------------------------------------------------------
     Carl W. Gerst, Jr.                         7,007       .46%     7,007          0       7,007           0         .05%
     Director
--------------------------------------------------------------------------------------------------------------------------
     John Bernard Henry, M.D. (iii)             4,443       .29%         0      4,443           0       4,443         .03%
     Director
--------------------------------------------------------------------------------------------------------------------------
     Ann G. Higbee                              7,103       .47%     7,103          0       7,103           0         .05%
     Director
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
                                                                                                                Pro forma
                                                        Percent     Sole     Shared       Sole     Shared      Percent of
                  Name                 Common Stock       Of      Voting    Voting     Dispositive Dispositive    Class
                Position               Beneficially      Class     Power      Power      Power       Power        After
                                          Owned                                                                 Proposed
                                                                                                               Merger (i)
--------------------------------------------------------------------------------------------------------------------------
     Howard J. Miller (iv)                      4,431       .29%     3,681          0       3,681           0         .03%
     Director
--------------------------------------------------------------------------------------------------------------------------
     Francis R. O'Connor (v)                   10,916       .69%    10,416          0      10,416           0         .08%
     Former director; spouse of Anne E.
     O'Connor
--------------------------------------------------------------------------------------------------------------------------
     Anne E. O'Connor                             500       .03%       500          0         500           0           0%
     Director
--------------------------------------------------------------------------------------------------------------------------
     Raymond C. Traver, Jr., M.D.(vi)          12,368       .81%    12,368          0     12,.368           0         .09%
     Director
--------------------------------------------------------------------------------------------------------------------------
     Directors and officers as a group        140,009      9.19%   131,828      6,931     131,828       6,931        1.02%
--------------------------------------------------------------------------------------------------------------------------

     (i)  Calculation is based upon 11,237,470 shares of BSB Common Stock outstanding as of December 31, 1998, as described in BSB's 10-K filed with the commission, 1,452,372 shares of the Company's Common Stock outstanding as of December 31, 1998, using the stated exchange ratio of .97 shares of BSB Common Stock for each share of the Company's
          Common Stock.
     (ii) Shares owned by Walter D. Copeland and Concetta M. Copeland Revocable
          Living Trust dated October 11, 1995, Walter D. Copeland and Concetta
          M. Copeland, trustees.
    (iii) All shares held jointly with Mr. Henry's wife, with whom Mr. Henry has shared voting and investment power.
     (iv) Mr. Miller reports beneficially ownership of 4,431 shares, including
          750 shares held by Mr. Miller's spouse.
     (v)  Mr. O'Connor reports beneficial ownership of 10,916, including 500 shares held by Mr. O'Connor's spouse.
     (vi) Includes 6,075 shares held in trust under an employee defined contribution pension plan and 786 shares held by Dr. Traver as custodian for his children.
--------------------------------------------------------------------------------------------------------------------------

     Additional information required by this item is included in the section captioned "Directors And Executive Officers Of The Registrant" at page 54 of this report.

On January 25, 1999 Skaneateles Bancorp entered into an Agreement and Plan of Merger with BSB Bancorp, Inc., which provides for the acquisition by BSB Bancorp, Inc. of Skaneateles in a tax-free, stock-for-stock exchange (the "merger"). The consummation of the merger is subject to certain conditions, including the approval of Skaneateles Bancorp, Inc's. stockholders and the receipt of required regulatory approvals. In connection with the Agreement and Plan of Merger, BSB Bancorp, Inc. and Skaneateles entered into an option agreement pursuant to which Skaneateles granted BSB Bancorp an option, exercisable upon certain circumstances, to purchase an aggregate of 290,142 newly issued shares of Skaneateles Common Stock. Also in connection with the Agreement and Plan of Merger, certain stockholders of Skaneateles, including its directors and executive officers, entered into a Stockholder Agreement pursuant to which each of such stockholders agreed to vote in favor of the Merger, among other things.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank may make loans to directors and any executive officers of the Company to the extent permitted by banking law. Any extensions of credit, to directors or executive officers of the Company whether past or future, are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

PART IV.
--------
Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following financial statements are filed as part of this report:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

During the three-month period ended December 31, 1998, the Registrant filed no current reports on Form 8-K. On January 27, 1999, the Registrant filed a Form 8-K announcing a definitive merger agreement with BSB Bancorp, Inc. which provides for BSB Bancorp to acquire Skaneateles Bancorp, in a tax-free, stock-for-stock exchange. No financial statements were filed with this report.


The following exhibits are either filed as part of this annual report on Form
  10-K, or are incorporated herein by reference:

No.     Exhibit
---     -------

2.1 Agreement and Plan of Merger, dated January 25, 1999, by and between BSB Bancorp and Skaneateles Bancorp, Inc.

3.1       Certificate of Incorporation of Skaneateles Bancorp, Inc.(1)

3.2 Certificate of Amendment of Certificate of Incorporation of Skaneateles Bancorp, Inc.(2)

3.3       Bylaws of the Company (3)

10.1 Employment Agreement dated as of January 1, 1998 between Skaneateles Savings Bank and John P. Driscoll(2)

10.2 Employment Agreement dated as of March 25, 1998 between Skaneateles Savings Bank and J. David Hammond(2)

10.3 Employment Agreement dated as of March 25, 1998 between Skaneateles Savings Bank and Karen E. Lockwood(2)

10.4 Employment Agreement dated as of March 25, 1998 between Skaneateles Savings Bank and J. Daniel Mohr(2)

10.5 Employment Agreement dated as of March 25, 1998 between Skaneateles Savings Bank and William J. Welch(2)

10.6 Supplemental Retirement Agreement dated as of January 1, 1998 between Skaneateles Savings Bank and John P. Driscoll(2)

10.7 Trust Under Supplemental Retirement Agreement Dated January 1, 1998 between Skaneateles Savings Bank and John P. Driscoll(2)

10.8 Amendment to Long Term Incentive And Capital Accumulation Plan dated October 28, 1997(2)

10.9 Amendment to Long Term Incentive And Capital Accumulation Plan dated October 28, 1997(2)

10.10 Amendment to 1995 Non-Employee Directors Stock Plan dated October 28, 1997(2)

10.11 Amendment to 1995 Non-Employee Directors Warrant Plan dated October 28, 1997(2)

10.12 Amendment to Center Banks Incorporated Employee Stock Purchase Plan dated October 28, 1997(2)

10.13 Amendment to Center Banks Incorporated Dividend Reinvestment Plan dated October 28, 1997(2)

21        List of Registrant's Subsidiaries

23        Consent of KPMG LLP

27        Financial Data Schedule

99.1 Option Agreement, dated as of January 25, 1999, by and between Skaneateles Bancorp, Inc. and BSB Bancorp, Inc.

99.2 Stockholder Agreement, dated as of January 25, 1999, by and between BSB Bancorp, Inc. and certain stockholders of Skaneateles Bancorp, Inc.

---------

(1) Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1990 Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 1991.

(2) Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1997 Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 1998.

(3) Exhibit is incorporated herein by reference to the identically numbered exhibit to the 1996 Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKANEATELES BANCORP, INC.
-------------------------
Registrant

By:     /s/ John P. Driscoll                             Date: March 23, 1999
        ----------------------------                           --------------
        John P. Driscoll
        Chairman, President and Chief Executive Officer

By:     /s/ J. Daniel Mohr                               Date: March 23, 1999
        ----------------------------                           --------------
        J. Daniel Mohr
        Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ Israel Berkman                               Date: March 23, 1999
        ----------------------------                           --------------
        Israel Berkman
        Director

        /s/ David E. Blackwell                           Date: March 23, 1999
        ----------------------------                           --------------
        David E. Blackwell
        Director

        /s/ Walter D. Copeland                           Date: March 23, 1999
        ----------------------------                           --------------
        Walter D. Copeland
        Director

        /s/ Carl W. Gerst                                Date: March 23, 1999
        ----------------------------                           --------------
        Carl W. Gerst
        Director

        /s/ John Bernard Henry                           Date: March 23, 1999
        ----------------------------                           --------------
        John Bernard Henry
        Director

        /s/ Ann G. Higbee                                Date: March 23, 1999
        ----------------------------                           --------------
        Ann G. Higbee
        Director

        /s/ Howard J. Miller                             Date: March 23, 1999
        ----------------------------                           --------------
        Howard J. Miller
        Director

                                                         Date:
        ----------------------------                           --------------
        Raymond C. Traver, Jr., M.D.
        Director

        /s/ Anne E. O'Connor                      Date: March 23, 1999
        ---------------------                           --------------
        Anne E. O' Connor
        Director