Form 10-Q
period 1999-03-31
SKANEATELES BANCORP INC
filed 1999-05-17
CIK 829282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                         Commission File Number 0-18513
                                                -------

                            SKANEATELES BANCORP, INC.
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


                Class               Outstanding at April 30, 1999
                -------------------------------------------------
            Common Stock (par value $.01 per share) 1,452,747 Shares

SKANEATELES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
                                                                                   MARCH 31,        DECEMBER 31,
ASSETS                                                                               1999              1998
----------------------------------------------------------------------------------------------------------------
                                                                               (In Thousands, Except Share Data)

Cash and due from banks                                                           $  12,358             9,338
Federal funds sold                                                                   18,100            24,300
Securities available for sale, at fair value                                         15,558            14,799
Securities held to maturity, fair value of
 $2,955 in 1999 and $4,171 in 1998                                                    2,819             4,015
Federal Home Loan Bank stock, at cost                                                 1,561             1,561
Mortgage loans                                                                      134,026           135,361
Other loans and leases                                                               81,306            79,384
-------------------------------------------------------------------------------------------------------------
                                                                                    215,332           214,745
         Net deferred costs                                                             738               695
         Allowance for loan losses                                                   (2,964)           (2,862)
-------------------------------------------------------------------------------------------------------------
         Loans, net                                                                 213,106           212,578
Premises and equipment, net                                                           5,587             5,763
Real estate owned, net                                                                1,063               900
Accrued interest receivable                                                           1,455             1,534
Other assets                                                                          1,271             1,360
-------------------------------------------------------------------------------------------------------------
                                                                                  $ 272,878           276,148
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Liabilities:
   Interest bearing deposits                                                      $ 207,879           209,978
   Demand deposits                                                                   26,967            27,355
-------------------------------------------------------------------------------------------------------------
       Total deposits                                                               234,846           237,333

   Borrowings                                                                        10,997            15,979
   Accrued expenses and other liabilities                                             7,775             3,735
-------------------------------------------------------------------------------------------------------------
            Total liabilities                                                       253,618           257,047
-------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      authorized 500,000 shares, none issued                                              0                 0
   Common stock, par value $.01 per share, authorized 4,000,000 shares,
      1,452,372 and 1,450,712 shares issued in 1999 and 1998, respectively               15                15
   Additional paid-in capital                                                         9,326             9,297
   Retained earnings                                                                  9,976             9,818
   Accumulated other comprehensive income                                               (57)              (29)
-------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                               19,260            19,101
-------------------------------------------------------------------------------------------------------------
                                                                                  $ 272,878           276,148
=============================================================================================================

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                                        1999           1998
---------------------------------------------------------------------------
                                       (In Thousands, Except Per Share Data)
Interest income:
   Mortgage loans                                      $2,704         2,988
   Other loans                                          1,756         1,493
   Securities                                             299           279
   Federal funds sold                                     204           124
---------------------------------------------------------------------------
           Total interest income                        4,963         4,884
---------------------------------------------------------------------------

Interest expense:
   Deposits                                             1,956         2,086
   Borrowings                                             190           290
---------------------------------------------------------------------------
            Total interest expense                      2,146         2,376
---------------------------------------------------------------------------

            Net interest income                         2,817         2,508
Provision for loan losses                                 225           100
---------------------------------------------------------------------------
            Net interest income after provision
               for loan losses                          2,592         2,408
---------------------------------------------------------------------------

Other operating income:
   Service charges                                        440           365
   Net gain on sale of loans                               50            21
   Other                                                  100            84
---------------------------------------------------------------------------
          Total other operating income                    590           470
---------------------------------------------------------------------------
                                                        3,182         2,878
---------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                       1,062           949
   Building, occupancy and equipment                      405           397
   Data processing                                        156           134
   Correspondent bank fees                                170           129
   Advertising and promotions                              66            68
   Postage and delivery                                   100           130
   Stationery and supplies                                 56            63
   Merger related expenses                                295             0
---------------------------------------------------------------------------
   Other                                                  481           471
---------------------------------------------------------------------------
            Total other operating expenses              2,791         2,341
---------------------------------------------------------------------------

            Income before income tax expense              391           537
Income tax expense                                        130           190
---------------------------------------------------------------------------
            Net income                                 $  261           347
---------------------------------------------------------------------------

Net income per common share - basic                    $  .18           .24
Net income per common share - diluted                  $  .17           .23
---------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
(UNAUDITED)

                                                                                                       ACCUMULATED
                                                                      ADDITIONAL                          OTHER
                                                          COMMON        PAID-IN-       RETAINED       COMPREHENSIVE
                                                          STOCK         CAPITAL        EARNINGS           INCOME          TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                          $     14           9,119           8,573              (35)          17,671

Comprehensive income:
  Net income                                                 0               0             347                0              347

  Change in net unrealized gain on securities,
    net of tax effect of $2                                  0               0               0                3                3
---------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                              0               0               0                0              350

Sale of 2,605 shares under option                            0              21               0                0               21

Issuance of 685 shares of stock under
 1995 Non-employee Director's Stock Plan                     0              15               0                0               15

Issuance of 482 shares of stock under
 Dividend Reinvestment Plan                                  0               9               0                0                9

Issuance of 358 shares of stock under
 1997 Employee Stock Purchase Plan                           0               6               0                0                6

Cash dividend declared on
 Common stock ($.07 per share)                               0               0            (101)               0             (101)
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                             $     14           9,170           8,819              (32)          17,971
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                          $     15           9,297           9,818              (29)          19,101

Comprehensive income:
  Net income                                                 0               0             261                0              261

  Change in net unrealized gain on securities,
    net of tax effect of $19                                 0               0               0              (28)             (28)
---------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                              0               0               0                0              233

Issuance of 1,064 shares of stock under
 1995 Non-employee Director's Stock Plan                     0              16               0                0               16

Issuance of 407 shares of stock under
 Dividend Reinvestment Plan                                  0               9               0                0                9

Issuance of 189 shares of stock under
 1997 Employee Stock Purchase Plan                           0               4               0                0                4

Cash dividend declared on
 Common stock ($.07 per share)                               0               0            (103)               0             (103)
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                             $     15        $  9,326        $  9,976         $    (57)        $ 19,260
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SKANEATELES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          1999               1998
-----------------------------------------------------------------------------------------------------------------
                                                                                               (In Thousands)
OPERATING ACTIVITIES

Net Income                                                                              $    261              347

Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses                                                                  225              100

  Provision for losses on real estate owned                                                    0               30

  Depreciation and amortization                                                              210              197

  Mortgage loans originated for sale                                                      (4,735)          (2,637)

  Proceeds from sale of loans originated for sale                                          5,267            2,547

  Net decrease in interest receivable                                                         79               99

  Net increase (decrease) in other liabilities                                             4,059             (436)

  Loss on disposal of computer equipment                                                       0               38

  Other, net                                                                                 132             (217)
-----------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                  5,237             (279)
-----------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                          5,498               68

INVESTING ACTIVITIES

  Proceeds from maturities of securities available for sale                                1,000            1,000

  Proceeds from maturities of securities held to maturity                                  1,000               30

  Principal collected on asset-backed securities                                             342              239

  Purchase of securities available for sale                                               (1,992)               0

  Net (increase) decrease in loans made to customers                                      (1,530)             357

  Proceeds from sale of real estate owned                                                     65               54

  Purchase of property and equipment, net                                                    (20)            (180)
-----------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities                               (1,135)           1,500

FINANCING ACTIVITIES:
  Net decrease in time certificates                                                       (4,661)            (682)

  Net increase in other deposits                                                           2,174            2,092

  (Decrease) increase in overnight borrowings                                             (5,542)             234

  Increase in long-term borrowings                                                           560                0

  Repayment of long-term borrowings                                                            0               (5)

  Proceeds from issuance of stock pursuant to stock plans                                     29               51

  Dividends paid                                                                            (103)            (101)
-----------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by financing activities                                (7,543)           1,589
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (3,180)           3,157

Cash and cash equivalents at beginning of period                                          33,638           16,358
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $ 30,458           19,515
-----------------------------------------------------------------------------------------------------------------
Interest paid                                                                           $  2,142            2,370

Income taxes paid                                                                            377               14

Supplemental schedule of noncash investing activities:
   Mortgage loans foreclosed and transferred to real estate owned                            259               25
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

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

The data in the consolidated balance sheet for December 31, 1998 was derived from the Company's 1998 Annual Report to Stockholders. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, statements of stockholders' equity and comprehensive income and cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1998 Annual Report to Stockholders.

OPINION OF MANAGEMENT
The interim financial statements of the Company included in this Report reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations of the Company. All adjustments made to the interim financial statements were of a normal recurring nature.

The following summarizes the significant accounting policies of the Company:

a)   BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions are eliminated in consolidation.

b)   SECURITIES
The Company classifies its debt securities as either available-for-sale or held-to-maturity, as the Company does not hold any securities considered to be trading. Held-to-maturity securities are those debt securities that the Company has the ability and intent to hold until maturity. All other securities not included as held-to-maturity are classified as available-for-sale.


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

d)   ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is based on management's evaluation of the loan portfolio considering past loan loss experience, review of specific loans, current economic conditions and such other factors that require current recognition in estimating loan losses. The allowance for loan losses is increased by the provision for loan losses charged to operations. Loan losses and recoveries of loans previously written-off are charged or credited to the allowance as incurred or realized, respectively.

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

e)   PER COMMON SHARE DATA
The following table presents a reconciliation of the numerator and denominator of the earnings per share computations (in thousands except share and per-share amounts):

                                                              QUARTER ENDED MARCH 31, 1999
                                                              ----------------------------
                                                          INCOME          SHARES        PER-SHARE
                                                       (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                       -----------     -------------     ------
BASIC EARNINGS PER SHARE:
Net income                                                $ 261             1,451,808     $ .18

  Effect of assumed exercise of stock options and
  warrants                                                                     60,957

DILUTED EARNINGS PER SHARE:
                                                      ---------------------------------------------
  Income available to common shareholders and assumed
  exercise of stock options and warrants                  $ 261             1,512,765     $ .17
                                                      ---------------------------------------------


                                                              QUARTER ENDED MARCH 31, 1998
                                                              ----------------------------
                                                          INCOME          SHARES        PER-SHARE
                                                       (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                       -----------     -------------     ------
BASIC EARNINGS PER SHARE:
Net income                                                    347           1,438,344        .24

  Effect of assumed exercise of stock options and
  warrants                                                                     58,001

DILUTED EARNINGS PER SHARE:
                                                      ---------------------------------------------
  Income available to common shareholders and assumed
  exercise of stock options and warrants                      347           1,496,345        .23
                                                      ---------------------------------------------

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

This Quarterly Report, including certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations, may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results, other aspects of its business, and general economic conditions, may constitute forward-looking statements. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecast or estimated based on such forward-looking statements: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company's ability to continue to control its provision for loan losses and non-interest expenses, increase earning assets and non-interest income, and maintain its margins; and
(iii) the level of consumer demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

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

The Year 2000 problem creates risk for the Company from both unforeseen problems in its own information technology ("IT") systems and from problems in the IT systems of third parties (including vendors and service providers) with whom the Company deals on financial transactions. Failures of the Company's and/or third parties' IT systems could have a material adverse impact on the Company's ability to conduct its business. The Company has been actively communicating with third parties concerning the status of their Year 2000 readiness by, among other things, sending written Year 2000 inquiries, and has undertaken to evaluate the Year 2000 readiness of its commercial borrowers. The Company believes that its reasonably likely worst case Year 2000 scenario is: (i) a material increase in the Company's loan losses due to Year 2000 problems for the Company's borrowers and obligors; and (ii) disruption in financial markets causing liquidity stress to the Company. The magnitude of these potential loan losses or disruption cannot be determined at this time.

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

The Company has an enterprise-wide program to prepare its IT systems for the year 2000. A senior management committee directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council's Five Step Program: (i) Awareness; (ii) Assessment; (iii) Renovation;
(iv) Validation; and (v) Implementation. Approximately $350,000 has been expended on the Year 2000 project as of March 31, 1999. This amount includes the costs of additional hardware, software and technology consultants necessary to achieve Year 2000 compliance for the Company's systems.

The Company's pending merger with BSB, expected to close by summer 1999, has changed the scope of the Company's Year 2000 project. Most, if not all, of the Company's systems will be converted to BSB's systems prior to year-end. BSB has replaced or upgraded most of its mission critical IT systems, including its core processing system, which has been certified Year 2000 compliant by the Information Technology Association of America. The weekend of July 10 and 11, 1999 has been tentatively reserved for the conversion of the Company's core data processing system to BSB's system, assuming the merger has closed. Contingency plans are being developed by BSB and will be completed in 1999.

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

                       Changes in Financial Condition from
                       -----------------------------------
                       December 31, 1998 to March 31, 1999
                       -----------------------------------

Assets
------
Consolidated assets of the Company were $272.9 million at March 31, 1999, a $3.3 million or 1.2% decrease from December 31, 1998. Cash and federal funds sold decreased $3.2 million during the quarter due to a $5 million decrease in borrowings.

Loans
-----
Gross loans were $215.3 million at March 31, 1999, compared with $214.7 million at December 31, 1998. Residential mortgages outstanding decreased $5.6 million, while commercial loans and mortgages increased $4 million and consumer loans increased $2.1 million.

Total loan closings (including undisbursed funds) were $18.9 million in the first quarter of 1999, compared with $16.1 million in the year ago period, an increase of 17.6%. Commercial loan and mortgage originations totaled $8 million in the first quarter of 1999, which was unchanged from the year ago period. Residential mortgage originations totaled $4.9 million, an increase of $391,000 or 8.8%. Consumer loan originations increased $2.4 million or 66.7% to $6.1 million due primarily to an increase in indirect consumer loan originations. The growth in the indirect program was generated largely from the Bank's existing boat and recreational vehicle dealer relationships.

The low interest rate environment continues to fuel mortgage refinancings at levels that are affecting the Company's and many other financial institutions. The Company's residential mortgage portfolio decreased 5.6% in the first quarter of 1999, despite an increase in originations. This follows a 15.6% decrease in 1998. Approximately 98% of 1999's residential mortgage originations were fixed rate loans, most of which were sold on the secondary market. The Bank in most cases retains the servicing on sold loans.

The following table sets forth the composition of the Company's loan portfolio by loan type as of the dates indicated.

                                               MARCH 31,                                DECEMBER 31,
                              --------------------------------------------------------------------------------------
                                      1999                1998                  1998                 1997
                              -------------------- --------------------  -------------------  --------------------
                                AMOUNT       %       AMOUNT      %         AMOUNT      %        AMOUNT      %
                              -------------------- --------------------  -------------------  --------------------
                                                            (DOLLARS IN THOUSANDS)
Loans secured by first
 mortgages on real estate:

   Residential                 $ 95,104    44.17%    115,402    53.88%    100,685    46.89%    119,350    55.63%

   Commercial                    38,922    18.08%     33,697    15.73%     34,676    16.15%     33,962    15.83%

Other loans:
   Commercial loans & leases     27,582    12.81%     25,969    12.13%     27,788    12.94%     22,995    10.72%

   Home equity and improvement   20,122     9.34%     19,410     9.06%     20,658     9.62%     20,624     9.61%

   Guaranteed student             1,032     0.48%      1,140     0.53%        910     0.42%      1,059     0.49%

   Other consumer                32,570    15.12%     18,566     8.67%     30,028    13.98%     16,565     7.72%
-----------------------------------------------------------------------------------------------------------------
         Total                 $215,332   100.00%    214,184   100.00%    214,745   100.00%    214,555   100.00%
=================================================================================================================

The allowance for loan losses was $3.0 million at March 31, 1999. Loan loss provisions of $225,000 in the first quarter were partially offset by net charge-offs totaling $123,000. The loan loss provision was increased by $125,000 compared with the year ago quarter to reflect the higher credit risk inherent in consumer and commercial lending.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                  Three Months Ended
                                        March 31,                 Year Ended December 31,
                                  --------------------        -------------------------------
                                   1999           1998        1998          1997        1996
                                  -------        -----        -----        -----        -----
                                                          (In Thousands)

Beginning Balance                 $ 2,862        2,560        2,560        2,114        2,667

Provision                             675          500          175
                                                                             225          100

Charge-offs
-----------
      Residential mortgages           (49)         (16)         (92)         (92)         (74)
      Commercial mortgages              0            0          (95)        (237)        (168)
      Commercial                      (14)         (36)        (126)        (137)        (999)
      Credit card                       0            0           (4)          (1)           0
      Other consumer                  (70)         (31)        (150)        (106)         (60)
----------------------------------------------------------------------------------------------
                                     (133)         (83)        (467)        (573)      (1,301)

Recoveries
----------
      Residential mortgages             0            0            0            2            0
      Commercial mortgages              0            0           34            5            0
      Business                          2            5           39          496          118
      Other consumer                    8            7           21           16            8
----------------------------------------------------------------------------------------------
                                       10           12           94          519          126
----------------------------------------------------------------------------------------------
Net Charge-offs                      (123)         (71)        (373)         (54)      (1,175)
----------------------------------------------------------------------------------------------

Allowance of acquired bank              0            0            0            0          447


----------------------------------------------------------------------------------------------
Ending Balance                    $ 2,964        2,589        2,862        2,560        2,114
----------------------------------------------------------------------------------------------

Ratio of net charge-offs
  to average loans outstanding       0.06%        0.03%        0.17%        0.03%        0.62%
----------------------------------------------------------------------------------------------

The following table sets forth information with respect to loans delinquent 90 days or more, nonaccrual loans, and real estate owned as of the dates indicated.

                                                       MARCH 31,                 DECEMBER 31,
                                                   ----------------       -------------------------
                                                   1999        1998       1998       1997      1996
                                                   ----        ----       ----       ----      ----
                                                                    (In Thousands)
Nonaccruing loans
        Residential real estate mortgages         $1,042      1,122     $1,112      1,091      1,359
        Commercial (1)                             2,022      2,926      1,763      2,573      1,626
        Consumer                                     252        249        305        253        186
----------------------------------------------------------------------------------------------------
Total                                             $3,316      4,297      3,180      3,917      3,171
----------------------------------------------------------------------------------------------------

Other loans past due 90 days or more
and still accruing:
        Consumer (2)                                   0          0          0          0         29
        Commercial (1)                                 0          0          0          0        370
----------------------------------------------------------------------------------------------------
Total                                             $    0          0          0          0        399
----------------------------------------------------------------------------------------------------

Real estate owned                                  1,063        892        900        951        717
----------------------------------------------------------------------------------------------------

Total assets containing specific risk elements    $4,379      5,189      4,080      4,868      4,287
----------------------------------------------------------------------------------------------------

Ratio of total loans past due
90 days or more to gross loans                      1.54%      2.01%      1.48%      1.83%      1.73%
----------------------------------------------------------------------------------------------------

Ratio of assets containing specific
risk elements to total assets                       1.60%      2.01%      1.48%      1.90%      1.77%
----------------------------------------------------------------------------------------------------

(1) Includes commercial real estate loans.
(2) Consists primarily of Guaranteed Student Loans.

Nonperforming assets (nonaccrual loans and real estate owned) totaled $4.4 million, or 1.6% of total assets at March 31, 1999, compared with $4.1 million, or 1.5% of total assets at December 31, 1998, and $5.1 million, or 2.0% at March 31, 1998. Included in nonperforming assets at March 31, 1999 were nonaccrual loans of $3.3 million or 1.5% of gross loans, compared with $3.2 million or 1.5% at December 31, 1998 and $4.3 million or 2.0% at March 31, 1998.

At March 31, 1999, nonaccrual loans were comprised of 31% residential mortgages, 61% commercial loans and mortgages and 8% consumer loans. Approximately $1.9 million of the commercial nonaccrual loans, representing 94% of such balances, are secured by real estate.

The allowance for loan losses covered 89% of nonaccrual loans at March 31, 1999, compared with coverage of 90% at December 31, 1998 and 60% at March 31, 1998.

Impaired loans, which included troubled debt restructured loans, were $1.6 million and $2.4 million at March 31, 1999 and 1998, respectively. Included in these amounts are $552,000 and $1.5 million of impaired loans for which the related allowance for loan losses is $136,000 and $205,000, respectively. The average recorded investment in impaired loans during the first quarter of 1999 and 1998 was approximately $1.5 million and $2.2 million, respectively.

The amount of interest income recognized on impaired loans for the three months ended March 31, 1999 and 1998 was approximately $69,000 and $4,000, respectively. The increase resulted primarily from a $50,000 interest payment on one loan in March 1999.

Potential problem loans at March 31, 1999 amounted to $1.3 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Deposits
--------
Total deposits were $234.8 million at March 31, 1999, compared with $237.3 million at December 31, 1998 and $219.4 million at March 31, 1998.

The Bank experienced a deposit increase of $6.1 million in December 1998, much of which were short-term increases in personal and commercial demand accounts that were withdrawn in January 1999. As a result, total deposits decreased $6.3 million in January 1999. In spite of this, total checking account balances (NOW and demand) decreased only $1.5 million, or 2.5% in the first quarter of 1999 from year-end 1998.

Savings account balances increased $2.8 million or 5.6% in the first quarter, resulting primarily from cross-sales to new checking account customers.

Time certificates of deposit totaled $95.4 million at March 31, 1999, a decrease of $4.6 million or 4.6% from the end of 1998. The Bank generally kept its rates on time certificates in the mid range of rates offered in its market area during the first quarter, which, as expected, resulted in a decrease in these accounts. The Bank expects to continue this practice in the second quarter. Premium rates may be offered from time to time for specific branch promotions or in the event loan demand so justifies.

The Bank's strategy for deposit growth is focused on savings and checking accounts ("transaction accounts"), which carry lower rates of interest than time accounts and tend to be less sensitive to changes in interest rates. The Bank offers seven checking account products, each targeted to specific demographic groups and supported by an active direct mail marketing campaign.

Transaction accounts comprised 47.9% of total deposits at March 31, 1999, up from 46.9% at December 31, 1998 and 40.1% at March 31, 1998.

The following table sets forth deposits by type of account as of the dates indicated.

                                                MARCH 31,                                DECEMBER 31,
                             -------------------------------------------- ------------------------------------------
                                     1999                   1998                  1998                 1997
                             -------------------    ------------------    ------------------    --------------------
                                         Percent              Percent               Percent                Percent
                                        of total              of total              of total               of total
                               Amount   deposits     Amount   deposits      Amount  deposits     Amount    deposits
                             -------------------    ------------------    ------------------    --------------------
                                                             (Dollars in Thousands)

Savings and club accounts    $ 53,218    22.66%       43,890    20.00%       50,399   21.23%       42,451    19.47%
Time certificates              95,411    40.63%      104,390    47.57%      100,072   42.16%      105,072    48.19%
Money market accounts          27,060    11.52%       24,914    11.35%       26,050   10.98%       24,234    11.12%
NOW and escrow accounts        32,190    13.71%       25,337    11.55%       33,457   14.10%       26,025    11.94%
Demand accounts                26,967    11.48%       20,897     9.53%       27,355   11.53%       20,236     9.28%
-------------------------------------------------------------------------------------------------------------------
          Total              $234,846   100.00%      219,428   100.00%      237,333  100.00%      218,018   100.00%
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
--------------------
Stockholders' equity at March 31, 1999 was $19.3 million, or $13.26 per share, compared with $19.1 million or $13.17 per share at December 31, 1998 and $18 million or $12.48 at March 31, 1998.

In April 1999 the Company declared a dividend of $.07 per share payable on May 18, 1999 to shareholders of record on May 4.

                     Comparison of the Results of Operations
                     ---------------------------------------

General
-------
Net income was $261,000 or $.17 per diluted share for the first quarter of 1999, compared with $347,000 or $.23 per diluted share for the same period in 1998. Merger related expenses totaled $295,000 in the first quarter of 1999. The Company expects that merger related expenses for the second quarter of 1999 will exceed that of the first quarter.

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

                                                                  1999                                     1998
                                                 ------------------------------------     -----------------------------------
                                                   AVERAGE                    YIELD/       AVERAGE                  YIELD/
                                                   BALANCE      INTEREST       RATE        BALANCE     INTEREST      RATE
                                                 ------------------------------------     -----------------------------------
                                                                              (Dollars In Thousands)
Interest-earning assets:
  Mortgage loans                                  $136,061       2,704        7.95%        151,293       2,988        7.90%
  Other loans                                       79,955       1,756        8.91%         63,260       1,493        9.57%
--------------------------------------------------------------------------------------------------------------------------
Total loans                                        216,016       4,460        8.31%        214,553       4,481        8.39%
--------------------------------------------------------------------------------------------------------------------------
  Securities                                        21,276         299        5.72%         17,500         279        6.47%
  Federal funds sold                                18,009         204        4.57%          9,043         124        5.56%
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      255,301       4,963        7.83%        241,096       4,884        8.15%
--------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets                         14,697           0                      13,936           0
--------------------------------------------------------------------------------------------------------------------------
Total assets                                      $269,998       4,963                     255,032       4,884
--------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits:
     Savings and club accounts                    $ 52,455         319        2.47%         42,798         303        2.87%
     Time certificates                              97,750       1,253        5.20%        104,944       1,431        5.53%
     Money market accounts                          26,727         227        3.44%         24,614         228        3.76%
     Now and escrow accounts                        30,992         157        2.05%         24,372         124        2.06%
--------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                  207,924       1,956        3.82%        196,728       2,086        4.30%
--------------------------------------------------------------------------------------------------------------------------
  Borrowings                                        11,968         190        6.44%         18,407         290        6.39%
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 219,892       2,146        3.96%        215,135       2,376        4.48%
Non-interest-bearing deposits                       26,890           0                      19,398           0
Other non-interest-bearing liabilities               4,164           0                       2,501           0
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  250,946       2,146                     237,034       2,376
Stockholders' equity                                19,052           0                      17,998           0
--------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity       $269,998       2,146                     255,032       2,376
--------------------------------------------------------------------------------------------------------------------------
Net interest income/ interest rate spread                        2,817        3.87%                      2,508        3.67%
Net interest-earning assets/
  Net interest margin                             $ 35,409                    4.41%         25,961                    4.16%
--------------------------------------------------------------------------------------------------------------------------

Ratio of interest-earning assets to interest-bearing liabilities                              1.16                    1.12
--------------------------------------------------------------------------------------------------------------------------

Net interest income was $2.8 million for the three months ended March 31, 1999 compared with $2.5 million for the same period in 1998. Included in 1999's net interest income are recoveries of past due interest totaling $86,000.
The remaining increase is attributable to a $14.2 million increase in average earning assets combined with a lower cost of funds.

Average loans outstanding in the first quarter were $216 million, compared with $214.6 million in the year ago quarter. All of this growth was in the Bank's consumer and commercial loan portfolios, which increased a combined $16.7 million to offset a $15.2 million decline in the Bank's residential mortgage portfolio due primarily to refinancings.

The Company's earning-asset yield was 7.83% in the first quarter of 1999, compared with 8.15% in the year ago quarter. The lower yield is the result of generally lower interest rates, local competition and a proportionately larger amount of total earning assets invested in securities and federal funds sold, due mainly to the increased residential refinance activity in 1998 and 1999.

The average cost of interest-bearing liabilities decreased 52 basis points due mainly to a continuing change in the mix of interest bearing deposits, and to a lower cost of time certificates. Savings and NOW accounts, which are the Company's lowest costing source of interest-bearing funds, grew to 40.1% of average interest bearing deposits in the first quarter of 1999, from 34.1% in the year ago quarter. The cost of time certificates decreased 33 basis points because of generally lower interest rates and continued customer preference for short-term maturities.

The net interest margin, which is equal to net interest income divided by average interest-earning assets, was 4.41% for the first quarter of 1999, up from 4.16% in the year ago quarter. Interest recoveries added 13 basis points to 1999's net interest margin.

Asset/Liability Management
--------------------------
The goal of asset/liability management is to reduce the volatility of net interest income during periods of changing market interest rates (interest rate risk). The Company uses three methods to measure its interest rate risk: i) gap;
ii) income simulation; and iii) market value of equity analysis. Gap analysis measures the difference between assets and liabilities which reprice and/or mature within a given time frame, typically the cumulative one-year horizon. An asset-sensitive gap position could lead to an increase in net interest income in a rising rate environment, and a decrease in net interest income in a falling rate environment, as assets reprice or mature quicker than liabilities. Conversely, a liability-sensitive gap position could lead to a decrease in net interest income in a rising rate environment and an increase in net interest income in a falling rate environment. Income simulation measures the potential impact on net interest income of hypothetical changes in interest rates. Market value of equity analysis measures the potential impact on stockholders' equity of hypothetical changes in interest rates. There were no significant changes in the Company's GAP position during the first quarter.

Other Operating Income
----------------------
Total other operating income was $590,000 in the first quarter of 1999, an increase of $120,000 or 25.5% from the year ago quarter. Service charges and other operating income increased $75,000 or 20.5% due mainly to fee income generated by the growth in the Company's checking and savings accounts. Gains on loan sales increased $29,000 or 138% due to an increase in sales of fixed rate residential mortgages.

Other Operating Expenses
------------------------
Total other operating expenses were $2.8 million for the quarter ended March 31, 1999, compared with $2.3 million for the same period in 1998. Merger related expenses (included with "other" expenses) were $295,000 in 1999's first quarter, representing 66 percent of the increase. The rest of the increase is related primarily to customer account and transaction volume growth and normal salary increases.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

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

         Item 1.  Legal Proceedings
         -------
                  Not applicable

         Item 2.  Changes in Securities and Use of Proceeds
         -------
                  Not applicable

         Item 3.  Defaults Upon Senior Securities
         -------
                  Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
         -------
                  Not applicable

         Item 5.  Other Information
         -------
                  On April 13, 1999, the Company declared a cash dividend of $.07 per share, payable on May 18, 1999 to shareholders of record on May 4.

         Item 6.  Exhibits and Reports on Form 8-K
         -------
                  On January 27, 1999, the Registrant filed a Form 8-K announcing a definitive merger agreement with BSB Bancorp, Inc. which provides for BSB Bancorp to acquire the Company, in a tax-free, stock-for-stock exchange. No financial statements were filed with this report.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SKANEATELES BANCORP, INC.
                            -------------------------
                                  (Registrant)





By:  /s/ John P. Driscoll                        Date: May 14, 1999
     --------------------------                        ------------
        John P. Driscoll
        Chairman, President and Chief
        Executive Officer


By:  /s/ J. Daniel Mohr                          Date: May 14, 1999
     --------------------------                        ------------
          J. Daniel Mohr
         Chief Financial Officer
         and Treasurer